Form 10-Q
period 2011-03-31
Securitas EDGAR Filings, Inc.
filed 2011-05-23
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File No. 333-167824

Securitas EDGAR Filings, Inc. (Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7389 (Primary Standard Industrial Classification Code Number)	20-8235905 (IRS Employer Identification No.)

Empire State Building

350 Fifth Avenue, 59th Floor

New York, NY 10118

(866) 956-8241

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Jeremy B. Pearman

Chief Executive Officer

Empire State Building

350 Fifth Avenue,  59th Floor

New York, NY 10118

Tel.  (866) 956-8241

 (Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to: Robert L. B. Diener, Esq. Law Offices of Robert Diener 56 Laenani Street Haiku, HI 96708 Tel. (310) 396-1691 Fax. (310) 362-8887

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 23, 2010, there were 12,193,205 outstanding shares of the registrant's common stock, $.001 par value per share.

SECURITAS EDGAR FILINGS, INC.
FORM 10-Q

For the quarterly period ended March 31, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.     QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4.     CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

ITEM 4.     [REMOVED AND RESERVED]

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

March 31, 2011		December 31, 2010
(Unaudited)		(Audited)

ASSETS

CURRENT ASSETS:
Cash	$ 266	$ 412
Accounts receivable	-	1,080
Sundry current assets	297	303
TOTAL CURRENT ASSETS	563	1,795

PROPERTY AND EQUIPMENT, NET	1,642	1,905

TOTAL ASSETS	$ 2,205	$ 3,700

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$ 5,981	$ 6,331
TOTAL CURRENT LIABILITIES	5,981	6,331

STOCKHOLDER LOANS PAYABLE	33,423	27,838

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001
50,000,000 shares authorized, 12,193,315 and
12,193,315 shares issued and outstanding, respectively	12,193	12,193
Additional paid-in capital	55,965	55,965
Deficit accumulated during development stage	(105,357)	(98,627)
TOTAL STOCKHOLDERS’ DEFICIENCY	(37,199)	(30,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 2,205	$ 3,700

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 2010	FROM INCEPTION (OCTOBER 31, 2005) TO MARCH 31, 2011

REVENUE	$ -	$ 1,642	$38,175

COSTS AND EXPENSES:
General and administrative expenses	6,145	6,293	141,793
Interest expense	585	242	1,739
TOTAL COSTS AND EXPENSES	6,730	6,535	143,532

NET LOSS	$ (6,730)	$ (4,893)	$(105,357)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (.001)	$ (.000)	$ (.009)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,193,315	12,046,815	10,811,807

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2011 2010	FROM INCEPTION (OCTOBER 31, 2005) TO MARCH 31, 2011

OPERATING ACTIVITIES:
Net loss	$(6,730)	$(4,893)	$(105,357)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	269	564	17,870
Changes in operating assets and liabilities:
Accounts receivable	1,080	185	-
Accounts payable	(350)	(4,088)	5,981
Sundry current assets	-	28	(297)
NET CASH USED IN OPERATING ACTIVITIES	(5,731)	(8,204)	(81,803)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(2,223)	(19,512)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,223)	(19,512)

FINANCING ACTIVITIES:
Issuance of common stock	-	-	68,158
Loan from stockholders	5,585	7,740	33,423
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,585	7,740	101,581

(DECREASE) INCREASE IN CASH	(146)	(2,687)	266

CASH – BEGINNING OF PERIOD	412	4,774	-

CASH – END OF PERIOD	$ 266	$ 2,087	$ 266

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

Securitas Edgar Filings, Inc. (the “Company”) was formed on October 31, 2005 under the laws of the State of Florida.  The Company converted its entity form on November 17, 2006 from a Delaware limited Liability Company to a Florida Corporation with 8,353,860 shares of common stock exchanged for each partnership unit, with 8,353,860 units outstanding at date of conversion.  The assets, liabilities and operations of the Company did not change pursuant to this reorganization, and the accompanying financial statements are presented as if the change occurred on the first day of the earliest period presented; thus all references to number of shares prior to the date of conversion are based upon the common stock equivalent of the units.

The Company uploads converted documents for client review and approval to submit the filing to the Securities and Exchange Commission via EDGAR.

The accompanying balance sheet and statement of equity as of March 31, 2011 and the related statements of operations and cash flows for the three months ended March 31, 2011 and 2010 are unaudited.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2010.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

2.

RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2011 the Company borrowed $5,585 from two of its stockholders, of which it has paid interest of $0.

3.

GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the three months ended March 31, 2011, the Company has incurred losses of $6,730.  The Company has a stockholders’ deficiency of $37,199 at March 31, 2011 as compared to a stockholders’ equity of $10,691 at March 31, 2010.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing.  There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds from its stockholders.

The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.

SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through May 18, 2011, the date that these financial statements were issued.  There were no material subsequent events as of that date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this report on Form 10-Q, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

DESCRIPTION OF BUSINESS

Overview

EDGAR and Industry Background

The SEC has established a program for the electronic filing of documents under the federal securities laws, EDGAR.  EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others who are required by law to file forms with the SEC.  Its primary purpose is to increase the efficiency and fairness of the securities market for the benefit of investors, corporations, and the economy by accelerating the receipt, acceptance, dissemination, and analysis of time-sensitive corporate information filed with the agency.  This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by traditional paper filing.  The electronic format, HTML or ASCII, and now XBRL, includes additional submission information and coding tags within the document for aid in the SEC’s analysis of the document and in the retrieval by the public.  These electronically formatted documents are generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette.

The SEC began the development of EDGAR with a pilot program in 1984.  Through a phase-in schedule, the SEC assigned one of ten dates by which all public companies must start filing disclosure documents through the EDGAR system, which began April 26, 1993.  All publicly-held companies were expected to be required to file disclosure documents through EDGAR by May 1996, according to the phase-in schedule. As of that date, all public domestic companies were required to make their filings on EDGAR, except for filings made in paper because of a hardship exemption.  In May 1999, the EDGAR system began accepting filings in .html (hyper text markup language) format, which allowed filers to maintain the look and feel of the original document, instead of the typewriter style ASCII format.  At the same time, the EDGAR system also allowed the use of “unofficial” PDF (portable document format) exhibits to filings.

In addition, OTCBB companies file registration statements and other required disclosure documentation with the SEC via EDGAR.  Non-reporting companies, whose securities were already quoted on the OTCBB on January 4, 1999, were phased into compliance with the new NASD requirements in June 2000, and companies out of compliance were delisted until they became fully reporting.

Principal Products or Services and Their Markets

The principal business of Securitas is to service clients subject to the SEC’s federally mandated reporting disclosure obligations with their EDGAR filing obligations. We provide data conversion and transmission services to companies and individuals that are required, pursuant to federal securities laws, to electronically file annual, quarterly and event specific reports, prospectuses, registration statements, and other informational disclosure documents with the SEC via EDGAR. EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions and its primary purpose is to increase the efficiency and fairness of the securities market for the benefit of investors, corporations, and the economy by accelerating the receipt, acceptance, dissemination, and analysis of time-sensitive corporate information filed with the agency.

The SEC currently requires public companies to file disclosure information with the SEC in an electronic format rather than traditional paper filing.  The electronic format, usually in HTML or ASCII, and now XBRL, includes additional submission information and coding tags within the document for aid in the SEC’s analysis of the document and in the retrieval by the public.   EDGAR allows registrants to file, and the public to retrieve, disclosure information electronically. Securitas converts client documents into one of the acceptable electronic formats and transmits these converted documents with the SEC via secure telecommunication.

The Next-Generation EDGAR System

The SEC is phasing out the old EDGAR data system, to give investors faster and easier access to key financial information about public companies and mutual funds.  The new system is called the Next-Generation EDGAR System.

The Next-Generation EDGAR System will at first supplement, and eventually replace the old EDGAR data system, which will become an archive of SEC filings made prior to the new era of financial reporting in interactive data format.

The shift to XBRL with the Next-Generation EDGAR System requires public companies to file their financial statements in an interactive data format that allows investors to download them more easily into spreadsheets and other types of software.  XBRL technology aims to make it easier for analysts to compare financial information across companies and industries.

The SEC has mandated a three-year phase-in of the new requirements.  Companies with a worldwide float of over $5 billion as of the end of the second fiscal quarter of their most recently completed fiscal year started XBRL filings with their financial statements for fiscal periods ending on or after June 15, 2009. All other domestic and foreign large accelerated filers using U.S. generally accepted accounting principles were subject to the same requirements for fiscal periods ending on or after June 15, 2010.  All remaining filers using U.S. GAAP (General Accepted Accounting Principles), including smaller reporting companies, and all foreign private issuers that prepare their financial statements in accordance with International Financial Reporting Standards, will need to file XBRL statements for fiscal periods ending on or after June 15, 2011.

The decision to replace the old EDGAR data system marks the SEC’s transition from collecting government-prescribed forms and documents to making the information itself freely available to investors in a user-friendly format they can readily use. Instead of sifting through one form at a time in the old EDGAR data system, investors will now be able to utilize interactive data to instantly search and collate information to generate reports and analysis from thousands of companies and forms through the Next-Generation EDGAR System.

The ease with which interactive data will make financial information more readily available also is expected to generate many new Web-based services and products for investors.  The Next-Generation EDGAR System’s launch represents a fundamental change in the way the SEC collects and publishes company and fund information.

Interactive data means giving investors quicker access to the information they want in a form that's easily used; helping companies prepare the information more quickly and more accurately; and helping knowledge capital keep up with financial capital, as both flow more quickly around the world.

Overview and Plan of Operation

A brief history and recent developments

Securitas EDGAR Filings, Inc. was incorporated under the laws of the State of Nevada on November 17, 2006 and our fiscal year ends on December 31. Prior to the formation of Securitas, the business was operated within a Florida Limited Liability Company, where it was initially organized by our founder, Mr. Sarfoh,  on October 31, 2005 as Xpedient EDGAR Filings, LLC, and subsequently, on November 21, 2005, amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC (“SEF LLC”).

Since its incorporation the Company has generated revenues from operations of $38,175 and has incurred operating losses of $105,357. The Company has authorized capital stock of 50,000,000 shares of common stock, par value $.001. Our principal executive offices are located at 350 5th Ave, 59th Floor, New York, NY 10118, and our toll free number is (866) 956-8241. Our website address is www.securitasfilings.com or also at www.sfilings.com. Information on our web site is not part of this memorandum.

How we generate revenue

Securitas is a full-service EDGAR filing company that files EDGAR reports on behalf of public companies with the SEC.  Securitas' EDGAR filing services offer completely integrated filing solutions to securely manage the receipt, conversion and transmission of our clients non-publicly disclosed documents and communications. The scope of our work is as follows:

•

Maintenance of document confidentiality upon receipt of documents and prior to public dissemination;

•

application of EDGAR access codes (CIK, CCC, and Passwords) for clients;

•

conversion of documents to acceptable EDGAR formats;

•

electronic transmission of the converted documents with the SEC via EDGAR.

•

Conversion of a client's document to an approved EDGAR format (includes both text and tabular pages);

•

Creation of header data using SEC-approved software;

•

Tagging of a client's document in accordance with SEC rules and regulations;

•

Organization of a submission by specific type;

•

Document validation to identify and eliminate errors prior to real time submission;

•

Tests filings with SEC issued software to ensure that the filing will be submitted error-free;

•

Email and fax distributions of PDF EDGAR proofs:

•

Real time live filings to the SEC upon client approval;

•

Client notification upon transmission of a filing; and

•

Amended proofs and changed pages.

We provide our clients with a secure, reliable, fast and cost-efficient service to file documents with the SEC.  We currently utilize software to automate the conversion process.  The use of this software eliminates a significant portion of labor that would otherwise be required without the software.  Much of the work that we do involves editing and formatting the word and spreadsheet documents for conversion, so that the software can convert the formatted documents into an acceptable EDGAR format.

Management believes that public companies using our services will have the opportunity to receive all of the advantages of using a much larger filing agent, while keeping costs and fees to a minimum.  We deal primarily with small issue publicly traded companies, and we often deal directly with the key executives of the companies we represent.  Dealing with small companies and directly with key executives of these companies has enabled us to build solid relationships with these companies and their service providers (legal, accounting, consulting, etc.). These relationships should be beneficial in helping us to expand our client base in the future.

Distribution Methods of Securitas Services

Our Company has one primary revenue stream; generating revenue from converting and transmitting documents for companies that need to file electronically through the EDGAR system.  Our fee structure for these services is by-the-page, and focuses primarily on registration statements, quarterly and annual filings, and Section 16 filings for company officers and directors including, but not limited to:  Forms 3, 4, 5, 8-A, 10, 10-Q, 10-K, 8-K, 20-F, S-1, S-3, S-4, S-8, and 144.

For each small client (existing publicly traded companies) that Securitas is able to sign, we can generate approximately $1,000 to $2,500 in annual revenues, due to the filing of each client’s quarterly and annual SEC regulatory filings.  This range is based on the Company’s current basic fee structure for each regular page we convert to EDGAR form and transmit to the SEC’s EDGAR database.  We also charge additional fees for live, not test, filings, document editing work, including HTML source code, rush or expedited services, and other reports and amended filings.  In addition, for new company clients (companies that are in the process of going public), we can generate anywhere from $1,000 to $5,000 in initial revenues, assisting these companies with their filing requirements through the going public stage.

It must be noted, however, that many companies may wish to electronically file documents in-house, or may turn to other sources to file their EDGAR documents, which in turn, may detrimentally impact our anticipated revenue sources.  As such, the Company’s industry segment is characterized by reoccurring revenues. Though we have not fully implemented our new direct marketing plan, we strive to maintain a good working relationship with our existing client base, and build prospect leads from these relationships.

The SEC filing process is very time sensitive, and the repercussions from late SEC filings can be significant.  Our reputation publicity is dependent on our meeting client expectations and delivering timely and accurate services.  It is critical that our quality of service meets client expectations in order for us to retain existing clients and to obtain new clients.

The Company’s Growth Strategy

In addition to implementing a targeted direct marketing plan towards small issue OTCBB companies through direct mailings, and e-mail and telephone solicitations, and growing our referral client base with existing service providers, we plan to search for ways to expand our Company’s internet presence via online search engine optimization to increase traffic to the Company website.  Search engine optimization will provide us with a targeted advertising solution to reach and promote our EDGAR filing services with qualified customers.

In addition, we believe that there is an opportunity for a publicly traded SEC Registered Filing Agent company to acquire several smaller and more established EDGAR filing agents in consolidation, due to the highly fragmented nature of the EDGAR filing business.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Our strategy is to achieve high levels of customer satisfaction and repeat business and to establish recognition and acceptance of our business.  To accomplish this, during the next twelve months we plan to take the following steps in connection with the implementation of our plan of operations:

Direct Target Marketing

Over the next twelve months of operations we will directly contact approximately 1,120 SEC registered companies, or an average of approximately 280 in each of the next four quarters.

For this period, Securitas will focus its efforts on companies from the Over OTCBB. Generally, the OTCBB is comprised of small to medium-sized publicly-traded companies These public companies, often emerging companies with small and centralized management, are ideal prospects in terms of attaining profitability and an initially strong client base.  Accordingly, Securitas management will focus 100% of its efforts in the next twelve months on companies listed on this exchange.

Sales Brochure

We have developed and will send directly to 1,120 prospective clients several sales materials, including brochures, postcards and customized tailored marketing platforms that demonstrate comparative costs savings between the Company’s fee structure and the prospects current EDGAR service provider

Search Engine Optimization

We believe that strengthening brand recognition of our website will help us to attract additional traffic, and cross marketing partnership opportunities on non-competitor industry websites.

To this end, the Company has recently engaged a professional search engine company to increase traffic to its website through the use of organic optimization, professional copywriting and effective link building efforts to obtain top natural listings. We believe that moving our website URL to the top of the search results for ‘certification’ by manual submission to the top major search engines, such as Yahoo, Google, MSN, Altavista, and AOL, will transform our website into a powerful source of business development in the Company’s niche market and is therefore a primary objective for the Company in the next twelve months of operations.  We believe that when done correctly, search engine positioning can increase web traffic and ultimately revenues. We intend to continue to pursue content distribution relationships with high-traffic websites to expose our brand name and drive additional traffic to our website. The agreement for the Company’s search engine optimization strategy has been filed as Exhibit 10.7 to this registration statement.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Our EDGAR conversion and submission income during the three months ended March 31, 2011, resulted in net revenues of $0, as compared to the three months ended March 31, 2010, when we had $1,642 in revenues.. The decrease in EDGAR conversion and submission income was due to the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the three months ended March 31, 2011, were $6,145.  This was a decrease of $148, or 2%, as compared to general and administrative expenses of $6,293 for the three months ended March 31, 2010.  During the three months ended March 31, 2011, we incurred interest expenses of $585.  This was an increase of $343, or 142%, as compared to interest expense of $242 for the three months ended March 31, 2010.

Depreciation expense for the three months ended March 31, 2011 was $269.  This was a decrease of $295, or 52%, as compared to depreciation expense of $564 for the three months ended March 31, 2010.

We had net loss of $6,730 (or basic and diluted loss per share of $(0.001)) for the three months ended March 31, 2011, as compared to a net loss of $4,893 (or basic and diluted loss per share of $(0.000)) for the three months ended March 31, 2010.  The increase in net loss was primarily due to a decrease in income for the period.

CAPITAL RESOURCES AND LIQUIDITY

We had total current assets of $563 for the three months ended March 31, 2011. This consisted of cash of $266, accounts receivable of $0, and sundry assets of $297.  This was a decrease of $1,232, or 69%, as compared to current assets of $1,795 for the year ended December 31, 2010. Other assets as of the three months ended March 31, 2011, included net property and equipment of $1,642.

We had a net working capital deficit of $5,418, as of March 31, 2011. This was an increase of $882, or 19%, as compared to  to a net working capital of $4,536, as of March 31, 2010.

We had total liabilities of $39,404 for the three months ended March 31, 2011, which consisted of current liabilities of $5,981 and long term liabilities related to shareholder loans of $33,423. This was an increase of $5,235, or 15%, as compared to total liabilities of $34,169 for the year ended December, 31, 2010.  This increase was primarily due to additional advances made to the Company by our officer and majority stockholder.

We had an accumulated deficit of $105,357 for the three months ended March 31, 2011. This was an increase of $6,730, or 7%, as compared to an accumulated deficit of $98,627 for the year ended December 31, 2010.

We had net cash used in operating activities of $5,731 for the three months ended March 31, 2011, which consisted of a net loss of $6,730, depreciation of $269, accounts receivable of $1,080, and accounts payable of $350. The net cash used in operating activities of $5,731 for the three months ended March 31, 2011 represented a decrease of $2,473, or 30%, as compared to net cash used in operating activities of $8,204 for the three months ended March 31, 2010.

We had $0 in net cash used in investing activities for the three months ended March 31, 2011, as compared to $2,223 for the three months ended March 31, 2010, which consisted solely of acquisition of property and equipment.

We had $5,585 in net cash provided by financing activities for the three months ended March 31, 2011.  This was a decrease of $2,155, or 28%, as compared to net cash provided by financing activities of $7,740 for the three months ended March 31, 2010.  The net cash provided by financing activities consisted solely of proceeds from shareholder loans.

We have no specific commitments for any future capital expenditures.  However, we will continue to incur normal operating expenses and routine fees and expenses incident to our reporting duties as a public company.  Our cash requirements for the next twelve months are relatively modest, principally advertising, operating, and accounting expenses.

Unless we receive additional capital, we will only be able to pay our future debts and meet operating expenses by conducting profitable operations and management and shareholder capital commitments, or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than successful and profitable operations.

On January 1, 2008, our board of directors determined that it was in the best interests of the Company to issue a Commercial Promissory Note (“Note”), whereby the Company would enter into credit agreements with the majority stockholders Mr. Pearman and Mr. Sarfoh (collectively referred to as “Creditors”) to obtain credit for working capital and other general business purposes (“Credit Agreements”). Pursuant to the terms of the Credit Agreements, the Creditors agreed to extend credit to the Company in the amount of up to $30,000, with Mr. Pearman and Mr. Sarfoh entering into separate Credit Agreements of $10,000 and $20,000, respectively.

On January 1, 2008, in consideration for the Credit Agreements, the Company executed and delivered in favor of Creditors a Commercial Promissory Note (“Note”) providing with respect to the Loans a maturity date of December 30, 2014 and interest is accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%) payable. All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on December 31, 2014. The Note can be prepaid without premium or penalty. The documents representing the terms of the Notes and Credit Agreements (collectively referred to as “Shareholder Loans”) have been filed as Exhibits 10.11 through 10.15 to this registration statement.

Pursuant to the Shareholder Loans, for the period ended March 31, 2011, and the quarter ended March 31, 2010, the Company borrowed $5,000 and $7,740, respectively, of which it has accrued interest of $585 and $242, respectively.

Outside of these Shareholder Loans, we do not have any other identified sources of additional capital from third parties or from other shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation

We have no intention of borrowing money to reimburse or pay commissions to our officer or director, or shareholders or their affiliates. Other than as presented in this registration statement, there are currently no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.

Should the Company lack available funding, severe consequences could occur, including among others:

•

curtailing or eliminating our ability to continue operations;

•

failure to make timely filings with the SEC as required by the Exchange Act, which would  also probably result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

•

or inability to pay legal and accounting fees and other operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's internal control report over financial reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.  RISK FACTORS

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

I.

RISKS RELATED TO OUR BUSINESS

We need to raise additional capital to implement our business strategy and such capital raising may be difficult or costly to obtain and if we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to curtail and scale back or forgo some or all of our business operations, which could have a material adverse effect on our financial results

Our Registration Statement on Form S-1 relating to 294,000 shares of common stock offered for sale by selling shareholders and 1,000,000 shares of our common stock for $.05 per share became effective on April 18, 2011 (“Registration Statement”).  We are seeking to raise $50,000 at $.05 per share in this offering on a best efforts basis to implement our plan and meet our capital needs for the next 12 months of operations.  We will use the proceeds from this offering to pay for conversion software upgrades, website upgrades, search engine optimization, marketing strategies for our business, and general administrative expenses.  Outside of capital commitments made by our officer and majority stockholder, we do not have any firm commitments or other identified sources of additional capital from third parties.  There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us.  If we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to delay, curtail, scale back or forgo some or all of our business operations, which could have a material adverse effect on our business and financial results and investors would be at risk to lose all or a part of any investment in our Company. In addition, creditors of the Company would be able to attach the funds in our corporate account.

Uncertainty exists as to whether our business will have adequate capital over the next 12 months to execute the planned expansions of business operations thereby making an investment in Securitas speculative.

We require additional financing to market our EDGAR conversion and submission services until sufficient revenue can be generated for us to be self-sustaining. Our management projects that in order to effectively market its services it will require approximately $25,000 over the next 12 months to cover costs involved in the marketing and advertising of our services. In the event that we are unable to generate sufficient revenues through our marketing and advertising efforts, and before all of the funds now held by us and obtained by us through this offering are expended, an investment made in Securitas may become worthless.

We are dependent upon our CEO for his services and any interruption in his ability to provide his service could cause us to cease operations.

From December 2009 through June 2010 the Company utilized the services of an independent sales consultant. Subsequent to the termination of this independent consultant agreement, our CEO is now solely responsible for sales and marketing. The loss of the services of our sole employee, Mr. Jeremy Pearman, our CEO, PAO, President, Secretary and Director, could have a material adverse effect on us.  We do not maintain any key man life insurance on Mr. Pearman.  The loss of Mr. Pearman’s services could cause investors to lose all or a part of their investment. Our future success will also depend on our ability to attract, retain and motivate skilled employees. We may not be able to retain our key employee or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreement with Mr. Pearman contains restrictive covenants that restrict his ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, Mr. Pearman may be in a position to leave us and work for our competitors or start his own competing business. See "Business" and "Management" for detailed information on our key personnel.

Our future success will depend on our ability to increase revenues.

We are in a highly fragmented market for the delivery of SEC EDGAR conversions and filings and face numerous risks and uncertainties in achieving increased revenues.  We launched our website, located at www.securitasfilings.com and www.sflings.com, in October 2005. During this period, we have invested in EDGAR conversion software, a dedicated network, computer equipment, and brochures and other such marketing materials to enable us to carry out our business plan. These expenditures have resulted in operating losses. In order to be successful, we must increase our revenues from the sale of our services to corporations and individuals subject to the reporting and disclosure requirements imposed by the SEC. In order to increase our revenues, we must successfully:

•

implement our marketing plan to attract corporations and individuals to our EDGAR conversion and submission services;

•

increase traffic to our website by developing relationships with popular websites and providers of business and financial information;

•

convert online visitors to clients;

•

generate revenues through the sale of our services to current public companies, those seeking to become public and individuals who need our filing services;

•

attract, retain and motivate qualified personnel with EDGAR conversion experience to serve in various capacities, including sales and marketing positions;

•

upgrade our conversion software to enhance our EDGAR conversion and transmission services;

•

respond effectively to competitive pressures from other providers of EDGAR conversion services;

•

keep abreast of the changes by the SEC regarding its EDGAR system.

If we are not successful in the execution of these strategies, our business, results of operations and financial condition will be materially adversely affected.

We have losses which we expect to continue into the future and there is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably or we are unable to raise additional funds, we may enter into a business combination which may ultimately decrease shareholder value or cause is to cease operations.

Our net loss from inception (October 31, 2005) through March 31, 2011 is $105,357.  We expect to incur operating losses in future periods due to expenses associated with this offering and current revenues and expenses.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Additionally, our majority stockholder has been involved in companies whose business plans were unsuccessful.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

We face intense competition from other providers of EDGAR conversion services.

We compete with many providers of EDGAR conversion services. Because our market poses no substantial barriers to entry, we expect this competition to continue to intensify. The types of companies with which we compete include:

•

large financial printers, such as Bowne and RR Donnelly, which offer EDGAR conversion as part of their suite of services;

•

companies such as Advanced Computer Innovations, Inc. that offer EDGAR conversion services and sell conversion software;

•

law firms that provide EDGAR conversion services to the their SEC reporting clients;

•

web-based providers of EDGAR conversion services; and

•

start-up companies entering the market.

Our future success will depend on our ability to increase and enhance our market position by: (1) upgrading our conversion software to add value to our conversion services (2) keeping our pricing models on par with those of our competitors and (3) increasing our online visibility.

Many of our existing competitors, as well as a number of potential competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may enable them to respond more quickly to new or emerging technologies and changes in the types of services sought by users of EDGAR-based conversion services, or to devote greater resources to the development, promotion and sale of their services than we can. These competitors and potential competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and companies and individuals subject to the SEC’s reporting obligations. Our competitors may also develop services that are equal or superior to the services offered by us or that achieve greater market acceptance than our services. In addition, current and prospective competitors may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. If these events occur, they could have a materially adverse effect on our revenue. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which would adversely affect our business, results of operations and financial condition. See "Description of Business” and "Competition."

We also believe our ability to compete depends on a number of factors outside of our control, including:

•

the prices at which others offer competitive services, including aggressive price competition and discounting;

•

the ability and willingness of our competitors to finance customers' filing requirements;

•

the ability of our competitors to undertake more extensive marketing campaigns than we can;

•

the extent, if any, to which our competitors develop proprietary tools that improve their ability to compete with us;

•

the ability of our customers to perform the services themselves; and

•

the extent of our competitors' responsiveness to customer needs.

In order to be competitive, we must have the ability to respond promptly and efficiently to the ever-changing marketplace.  We must establish our name as a reliable and constant source for professional conversion and transmission services. Any significant increase in competitors or competitors with better, more efficient services could make it more difficult for us to gain market share or establish and generate revenues.   We may not be able to compete effectively on these or other factors.

We may not be successful in increasing our brand awareness which would adversely affect our business, results of operation and financial condition.

Our future success will depend, in part, on our ability to increase the brand awareness of our website and the services we offer. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our marketing efforts, provide high quality services and increase traffic to our website. We intend to spend a significant portion of the proceeds of this offering to expand our marketing efforts as part of our brand-building efforts. These efforts may not be successful which could have an adverse effect on our business, results of operations and financial condition.

Our lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues from our primary services.

Our business consists of providing conversion and filing services to companies that are required to file electronic reports with the SEC through EDGAR.  We do not have any other lines of business or other sources of revenue if we are unable to compete effectively in the marketplace. This lack of business diversification could cause you to lose all or some of your investment if we are unable to generate revenues since we do not expect to have any other lines of business or alternative revenue sources.

We may not be successful in providing new and enhanced services which could have a material adverse effect on the Company’s business, results of operation and financial condition.

Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. To be successful, we must adapt to our rapidly changing market by continually enhancing our existing services and adding new services to address our customers' changing demands. We could incur substantial costs if we need to modify our services or infrastructure to adapt to these changes. Our business could be adversely affected if we were to incur significant costs without generating related revenues or if we cannot adapt rapidly to these changes.

Our business could also be adversely affected if we experience difficulties in introducing new or enhanced services or if these services are not favorably received by users. We may experience technical or other difficulties that could delay or prevent us from introducing new or enhanced services. Furthermore, after these services are introduced, we may discover errors in these services which may require us to significantly modify our software or hardware infrastructure to correct these errors.

Our business would be adversely affected if we are not able to create and develop an effective direct sales force, which could have a material adverse effect on the Company’s business, results of operation and financial condition.

Because a significant component of our growth strategy relates to increasing our revenues through the provision of EDGAR conversion and submission services to companies and individuals subject to the SEC disclosure and reporting requirements, our business would be adversely affected if we were unable to develop, maintain and manage an effective sales force to market our services to this customer group.  From December 2009 through June 2010 the Company utilized the services of an independent sales consultant.  Subsequent to the termination of this independent consultant agreement, we currently do not engage any independent consultants or employ any sales staff to sell our services, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to successfully manage growth.

We could experience growth over a short period of time, which could put a significant strain on our managerial, operational and financial resources.  We must implement and constantly improve our certification processes and hire, train and manage qualified personnel to manage such growth. We have limited resources and may be unable to manage our growth. Our business strategy is based on the assumption that our customer base, geographic coverage and service offerings will increase. If this occurs it will place a significant strain on our managerial, operational, and financial resources.  If we are unable to manage our growth effectively, our business will be adversely affected. As part of this growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage our employees, especially in the areas of EDGAR conversion and transmission. If we fail to develop and maintain our services and processes as we experience our anticipated growth, demand for our services and our revenues could decrease.

We have a limited number of clients and we are therefore subject to risks associated by having a substantial concentration of business with certain individual clients.

Until the Company develops a significant dedicated client base and is not dependent on a small number of clients for the substantial part of its business, the Company is subject to the risk that the loss of any individual client or group of clients will materially affect the ability of the business to develop sufficient cash flow to fund its operating expenses.  In that event, the Company may be forced to cease or substantially cut back its marketing and operations and investors may lose their entire investment or they may be substantially diluted by the need to access additional capital.

Our profitability could suffer if we are not able to maintain favorable pricing rates.

Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•

our clients’ perceptions of our ability to add value through our services;

•

competition;

•

our competitors’ pricing policies;

•

general economic and political conditions

If our advertising and marketing efforts fail to attract customers to use our services, we will not be able to generate revenues which could have a material adverse effect on the Company’s business, results of operation and financial condition.

We primarily target and market our services directly to senior executives of Over the Counter Bulletin Board (“OTCBB”) companies. The Company’s primary marketing efforts will center on paid advertisements on the internet. The Company recently engaged a search engine optimization firm to increase traffic to its website through the use of organic optimization, professional copywriting and effective link building efforts to obtain top natural listings. Although we believe that building awareness of our conversion and transmission service will be critical in increasing our client base, we cannot assure you that we will be successful in attracting customers.  If we fail to attract customers to use our services, we will be unable to generate revenues, which could significantly affect our business, financial condition and results of operations.

If we fail to develop long-term relationships with customers our service would be jeopardized which could have a material adverse effect on the Company’s business, results of operation and financial condition.

We anticipate that a majority of our business will be derived from repeat clients. Our future success depends to a significant extent on our ability to develop long-term relationships with publicly traded companies that will provide repeat business. Our inability to build long-term client relations or the inability of new or existing clients to be successfully serviced could result in a loss of future business which would harm our business.

Our executive officers and majority stockholders may significantly influence matters to be voted on and their interests may differ from, or be adverse to, the interests of our other stockholders.

The Company’s executive officers and a majority stockholder currently control approximately 98% of our outstanding common stock prior to this Offering.  Assuming the sale of 1,000,000 shares of our common stock, the Company’s executive officer and majority stockholder will control approximately 90% of the Company’s outstanding common stock.  Accordingly, the Company’s executive officer and majority stockholder possess significant influence over the Company on matters submitted to the stockholders for approval. This amount of control gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. The interest of our majority stockholders may differ from the interests of our other stockholders and could therefore result in corporate decisions that are adverse to other stockholders.

We have been subject to a going concern opinion from our independent auditors.

Our independent auditors have added an explanatory paragraph to their review issued in connection with the financial statements for the year ended December 31, 2010, relative to our ability to continue as a going concern.  For the year ended December 31, 2010, we had negative working capital of $4,536, an accumulated deficit of $98,627and recorded loss of $24,671. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

We will incur increase costs as a result of becoming a public company.

We have plans to become a publicly traded company in the U.S. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”).  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, if we can obtain such insurance at all.  We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar liability coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

II.

RISKS RELATED TO OUR INDUSTRY

Government regulation may impact our operations due to changes in the way the SEC accepts electronic filings.

Our business is reliant on the manner in which documents are filed and transmitted with the SEC.  Any change in how documents are accepted for filing could cause our business to temporarily cease operations, as we make changes to conform to any new filing requirements.  This is especially relevant as the SEC phases out the old EDGAR database, and replaces it with the Next-Generation EDGAR System.  If we fail to stay abreast of changes within our industry, we will be unable to generate revenues, which could significantly affect our business, financial condition and results of operations.

Future enhancements to the analysis of information filed with the SEC via the Next-Generation EDGAR System may erode demand for our services.

The SEC now requires certain registrants, and in the near future will require all registrants, to submit financial information using the eXtensible Business Reporting Language (XBRL) format as a method to enhance the analysis of information filed with the SEC via the Next-Generation EDGAR System. XBRL is an open electronic standard that provides a format for tagging financial information that allows users to extract, exchange, analyze and display financial information.   Our future success will depend on our ability to upgrade our conversion software to allow for XBRL conversion and filings and if we are unable to do so, our business, results of operations and financial condition would be materially adversely affected.

Our business could be adversely affected by a downturn in the financial services industry which could have a material adverse effect on the Company’s business, results of operation and financial condition.

We are dependent upon the continued demand for the distribution of business and financial information over the Internet, making our business susceptible to a downturn in the financial services industry. For example, a decrease in the number of individuals investing their money in the equity markets could result in a decrease in the number of companies deciding to become or remain public. This downturn could have a material adverse effect on our business, results of operations and financial condition.

We face risk of system failure which would adversely affect our business, results of operation and financial condition.

Our ability to provide EDGAR content on a real-time basis depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our website could result in an inability to transmit documents via EDGAR, reduced transmission turnaround, reduced revenue and harm to our reputation, brand and relations with advertisers. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

Any temporary cessation in operations could cause us to lose clients.

Any temporary cessation in operations could cause the loss of current and prospective clients.  Our clients will not have the ability to delay filings and would seek services elsewhere causing us to lose revenue.  Investors would be at high risk to lose all of their investment should we have a temporary cessation of operations.

We are dependent on the internet infrastructure.

Our future success will depend, in significant part, upon the maintenance of the various components of the Internet infrastructure, such as a reliable backbone network with the necessary speed, data capacity and security, and the timely development of enabling products, such as high-speed modems, which provide reliable and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased user bandwidth requirements, we cannot be sure that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure or otherwise, and such outages or delays could adversely affect our Web site and the Web sites of our co-branded partners, as well as the Internet service providers and online service providers our customers use to access our services. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity.

We cannot predict whether the infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium will be developed or maintained.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on our registration statement on Form S-1, a current report on Form 8-K or a quarterly report on Form 10-Q, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

(a)    Unregistered Sales of Equity Securities.

The Company did not sell any unregistered securities during the three months ended March 31, 2010.

(b)    Use of Proceeds.

Our Registration Statement on Form S-1 relating to 294,000 shares of common stock offered for sale by selling shareholders and 1,000,000 shares of our common stock for $.05 per share became effective on April 18, 2011 (“Registration Statement”).   The Company's offering in connection with this Registration Statement has not yet commenced due to the fact that the Company is currently compiling the necessary .information to complete the 211 filing with FINRA and the subsequent filing with DTC in order to begin electronic trading. The offering will be conducted on a best efforts, no minimum, direct public offering without any involvement of underwriters or broker- dealers and the Company has not paid and will not pay commissions in connection with the sale of the shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM

4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herein.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SECURITAS EDGAR FILINGS, INC.

Date: May 23, 2011	By:	/s/ Jeremy B. Pearman
Jeremy B. Pearman
(Authorized Officer and Principal Executive Officer)