Form 10-Q
period 2011-06-30
Securitas EDGAR Filings, Inc.
filed 2011-08-22
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Jeremy Pearman

Chief Executive Officer

Empire State Building

350 Fifth Avenue,  59th Floor

New York, NY 10118

Tel.  (866) 956-8241

 (Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to: Robert L. B. Diener, Esq. Law Offices of Robert Diener 56 Laenani Street Haiku, HI 96708 Tel. (310) 396-1691 Fax. (310) 362-8887

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of August 22, 2011, there were 12,193,315 outstanding shares of the registrant's common stock, $.001 par value per share.

SECURITAS EDGAR FILINGS, INC.

FORM 10-Q

For the quarterly period ended June 30, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4.  CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

	JUNE 30, 2011 (Unaudited)	DECEMBER 31, 2010 (Audited)

ASSETS

CURRENT ASSETS:
Cash	$ 422	$ 412
Accounts receivable	-	1,080
Sundry current assets	292	303
TOTAL CURRENT ASSETS	714	1,795

PROPERTY AND EQUIPMENT, NET	1,378	1,905

TOTAL ASSETS	$ 2,092	$ 3,700

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$ 7,730	$ 6,331
TOTAL CURRENT LIABILITIES	7,730	6,331

LOAN PAYABLE – ST0CKHOLDER	36,709	27,838

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001; 50,000,000 shares authorized; 12,193,315 and 12,193,315 shares issues and outstanding, respectively	12,193	12,193
Additional paid-in capital	55,965	55,965
Deficit accumulated during development stage	(110,505)	(98,627)
TOTAL STOCKHOLDERS’ DEFICIENCY	(42,347)	(30,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 2,092	$ 3,700

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,		FROM INCEPTION (OCTOBER 31,2005 TO JUNE 30, 2011)
	2011	2010	2011	2010

REVENUE	$ -	$ 2,342	$ -	$ 700	$ 38,175

COSTS AND EXPENSES:
General and administrative expenses	10,657	17,159	4,063	10,866	145,856
Interest expense	1,221	494	635	253	2,824
TOTAL COSTS AND EXPENSES	11,878	17,653	4,698	11,119	148,680

NET LOSS	$ (11,878)	$ (15,311)	$ (4,698)	$ (10,419)	$ (110,505)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$ (.001)	$ (.001)	$ (.000)	$ (.001)	$ (.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,193,315	10,593,381	12,193,315	10,593,381	10,871,730

see accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		FROM INCEPTION (OCTOBER 31, 2005 TO JUNE 30, 2011
	2011	2010
OPERATING ACTIVITIES:
Net loss	$ (11,878)	$ (15,311)	$ (110,505)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	538	1,128	18,133
Changes in operating assets and liabilities:
Accounts receivable	1,080	434	-
Accounts payable	1,400	2,822	7,730
Sundry current assets	-	11	(292)
NET CASH USED IN OPERATING ACTIVITIES	(8,860)	(10,916)	(84,934)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(2,203)	(19,511)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,203)	(19,511)

FINANCING ACTIVITIES:
Issuance of common stock	-	-	68,158
Loan from stockholders	8,870	9,195	36,709
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,870	9,195	104,867

(DECREASE) INCREASE IN CASH	10	(3,924)	422

CASH – BEGINNING OF PERIOD	412	4,774	-

CASH – END OF PERIOD	$ 422	$ 850	$ 422

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

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

The accompanying balance sheet and statement of equity as of June 30, 2011 and the related statements of operations and cash flows for the six months ended June 30, 2011 and 2010 are unaudited.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2010.

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

2.  RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2011 the Company borrowed $8,870 from two of its stockholders, of which it has paid interest of $0.

3.  GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the six months ended June 30, 2011, the Company has incurred losses of $11,878.  The Company has a stockholders’ deficiency of $42,347 at June 30, 2011 as compared to a stockholders’ deficiency of $30,469 at June 30, 2010.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.  SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through August 19, 2011, the date that these financial statements were issued.  There were no material subsequent events as of that date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this report on Form 10-QSB, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Since its incorporation the Company has generated revenues from operations of $38,175 and has incurred operating losses of $110,055. The Company has authorized capital stock of 50,000,000 shares of common stock, par value $.001. Our principal executive offices are located at 350 5th Ave, 59th Floor, New York, NY 10118, and our toll free number is (866) 956-8241. Our website address is www.securitasfilings.com or also at www.sfilings.com. Information on our web site is not part of this memorandum.

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

•

Email and fax distributions of PDF EDGAR proofs;

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

Distribution Methods of Securitas Services

Our Company has one primary revenue stream; generating revenue from converting and transmitting documents for companies that need to file electronically through the EDGAR system.  Our fee structure for these services is by-the-page, and focuses primarily on registration statements, quarterly and annual filings, and Section 16 filings for company officers and directors including, but not limited to:  Forms 3, 4, 5, 8-A, 10, 10-SB, 10-Q, 10-K, 8-K, 20-F, S-1, S-3, S-4, S-8, and 144.

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

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Our EDGAR conversion and submission income during the six months ended June 30, 2011, resulted in net revenues of $0, as compared to the six months ended June 30, 2010, when we had $2,342 in revenues.. The decrease in EDGAR conversion and submission income was due to the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the six months ended June 30, 2011, were $10,657.  This was a decrease of $6,502, or 38%, as compared to general and administrative expenses of $17,159 for the six months ended June 30, 2010.  During the six months ended June 30, 2011, we incurred interest expenses of $1,221.  This was an increase of $727, or 146%, as compared to interest expense of $494 for the six months ended June 30, 2010.

Depreciation expense for the six months ended June 30, 2011 was $538.  This was a decrease of $590, or 52%, as compared to depreciation expense of $1,128 for the six months ended June 30, 2010.

We had net loss of $11,878 (or basic and diluted loss per share of $(0.001) for the six months ended June 30, 2011, as compared to a net loss of $15,311 (or basic and diluted loss per share of $(0.000) for the six months ended June 30, 2010.  The increase in net loss was primarily due to a decrease in income for the period.

CAPITAL RESOURCES AND LIQUIDITY

We had total current assets of $714 for the six months ended June 30, 2011. This consisted of cash of $422 and sundry assets of $292.  This was a decrease of $1,081, or 57%, as compared to current assets of $1,795 for the year ended December 31, 2010. Other assets as of the six months ended June 30, 2011, included net property and equipment of $1,378.

We had a net working capital deficit of $7,016, as of June 30, 2011. This was an increase of $2,480, or 54%, as compared to a net working capital of $4,536, for the year ended December 31, 2010.

We had total liabilities of $44,439 for the six months ended June 30, 2011, which consisted of current liabilities of $7,730 and long term liabilities related to shareholder loans of $36,709. This was an increase of $10,270, or 30%, as compared to total liabilities of $34,169 for the year ended December 31, 2010.  This increase was primarily due to additional advances made to the Company by our officer and majority stockholder.

We had an deficit accumulated  during development stage of $110,505 for the six months ended June 30, 2011. This was an increase of $11,878, or 12%, as compared to an accumulated deficit of $98,627 for the year ended December 31, 2010.

We had net cash used in operating activities of $8,860 for the six months ended June 30, 2011, which consisted of a net loss of $11,878, depreciation of $538, accounts receivable of $1,080, and accounts payable of $1,400. The net cash used in operating activities of $8,860 for the six months ended June 30, 2011 represented a decrease of $2,056, or 18%, as compared to net cash used in operating activities of $10,916 for the six months ended June 30, 2010.

We had $0 in net cash used in investing activities for the six months ended June 30, 2011, as compared to $2,203 for the six months ended June 30, 2010, which consisted solely of acquisition of property and equipment.

We had $8,870 in net cash provided by financing activities for the six months ended June 30, 2011.  This was a decrease of $325, or 4%, as compared to net cash provided by financing activities of $9,195 for the six months ended June 30, 2010.  The net cash provided by financing activities consisted solely of proceeds from shareholder loans.

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

Pursuant to the Shareholder Loans, for the period ended June 30, 2011, and the quarter ended June 30, 2010 the Company borrowed $8,870 and $ 9,195 respectively, of which it has accrued interest of $0 and $0, respectively. Refer to Note 2.

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

Our net loss from inception (October 31, 2005) through June 30, 2011 is $110,505.  We expect to incur operating losses in future periods due to expenses associated with this offering and current revenues and expenses.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Additionally, our majority stockholder has been involved in companies whose business plans were unsuccessful.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

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

Our executive officer and majority stockholder may significantly influence matters to be voted on and their interests may differ from, or be adverse to, the interests of our other stockholders.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on our registration statement on Form S-1, a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

(a)    Unregistered Sales of Equity Securities.

The Company did not sell any unregistered securities during the six months ended June 30, 2011.

(b)    Use of Proceeds.

Our Registration Statement on Form S-1 relating to 294,000 shares of common stock offered for sale by selling shareholders and 1,000,000 shares of our common stock for $.05 per share became effective on April 18, 2011 (“Registration Statement”).   The Company's offering will be conducted on a best efforts, no minimum, direct public offering without any involvement of underwriters or broker- dealers and the Company has not paid and will not pay commissions in connection with the sale of the shares.

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

SECURITAS EDGAR FILINGS, INC.

Date: August 22, 2011	By:	/s/ Jeremy Pearman
Jeremy Pearman
(Authorized Officer and Principal Executive Officer)