Form 10-Q
period 2011-09-30
Securitas EDGAR Filings, Inc.
filed 2011-11-21
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File No. 333-167824

Securitas EDGAR Filings, Inc. (Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7389 (Primary Standard Industrial Classification Code Number)	20-8235905 (IRS Employer Identification No.)

Empire State Building  -  350 Fifth Avenue, 59th Floor  -  New York, NY 10118

Tel. (866) 956-8241

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Jeremy Pearman - Chief Executive Officer

Empire State Building  -  350 Fifth Avenue, 59th Floor  -  New York, NY 10118

Tel.  (866) 956-8241

 (Name, address, including zip code, and telephone number, including area code, of agent for service)

Copies to: Robert L. B. Diener, Esq. 56 Laenani Street - Haiku, HI 96708 Tel. (310) 396-1691 - Fax. (310) 362-8887

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 21, 2011, there were 12,193,315 outstanding shares of the registrant's common stock, $.001 par value per share.

SECURITAS EDGAR FILINGS, INC.

FORM 10-Q

For the quarterly period ended September 30, 2011

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4.  CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

	SEPTEMBER 30, 2011 (Unaudited)	DECEMBER 31, 2010 (Audited)

ASSETS

CURRENT ASSETS:
Cash	$ 1,083	$ 412
Accounts receivable	-	1,080
Sundry current assets	287	303
TOTAL CURRENT ASSETS	1,370	1,795

PROPERTY AND EQUIPMENT, NET	6,079	1,905

TOTAL ASSETS	$ 7,449	$ 3,700

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$ 8,197	$ 6,331
TOTAL CURRENT LIABILITIES	8,197	6,331

LOAN PAYABLE – ST0CKHOLDER	45,640	27,838

TOTAL LIABILITIES	$ 53,837	$ 34,169

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001; 50,000,000 shares authorized; 12,193,315 and 12,193,315 shares issues and outstanding, respectively	12,193	12,193
Additional paid-in capital	55,965	55,965
Deficit accumulated during development stage	(114,546)	(98,627)
TOTAL STOCKHOLDERS’ DEFICIENCY	(46,388)	(30,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 7,449	$ 3,700

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,		FROM INCEPTION (OCTOBER 31,2005 TO SEPTEMBER 30, 2011)
	2011	2010	2011	2010

REVENUE	$ -	$ 2,342	$ -	$ -	$ 38,951

COSTS AND EXPENSES:
General and administrative expenses	13,869	21,044	3,211	4,326	149,075
Interest expense	2,050	820	830	325	4,422
TOTAL COSTS AND EXPENSES	15,919	21,864	4,041	4,651	153,497

NET LOSS	$ (15,919)	$ (19,522)	$ (4,041)	$ (4,651)	$ (114,546)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$ (.001)	$ (.002)	$ (.000)	$ (.000)	$ (.011)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,193,315	12,180,993	12,193,315	12,180,993	10,927,248

see accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		FROM INCEPTION (OCTOBER 31, 2005 TO SEPTEMBER 30, 2011)
	2011	2010
OPERATING ACTIVITIES:
Net loss	$ (15,919)	$ (19,522)	$ (114,546)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,098	1,710	18,693
Changes in operating assets and liabilities:
Accounts receivable	1,080	434	-
Accounts payable	3,718	(988)	8,197
Sundry current assets	-	-	(292)
NET CASH USED IN OPERATING ACTIVITIES	(10,023)	(18,366)	(87,948)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,256)	(2,202)	(24,767)
NET CASH USED IN INVESTING ACTIVITIES	(5,256)	(2,202)	(24,767)

FINANCING ACTIVITIES:
Issuance of common stock	-	-	68,158
Loan from stockholders	15,950	16,518	45,640
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,950	16,518	113,798

(DECREASE) INCREASE IN CASH	671	(4,050)	1,083

CASH – BEGINNING OF PERIOD	412	4,774	-

CASH – END OF PERIOD	$ 1,083	$ 724	$ 1,083

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying balance sheet as of September 30, 2011 and the related statements of operations for the nine and three months ended September 30, 2011 and 2010 and statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2010.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2011 the Company borrowed $15,950 from two of its stockholders, of which it has paid interest of $0.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the nine months ended September 30, 2011, the Company has incurred losses of $15,919.  The Company has a stockholders’ deficiency of $46,388 at September 30, 2011 as compared to a stockholders’ deficiency of $25,320 at September 30, 2010.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through November 10, 2011, the date that these financial statements were issued.  There were no material subsequent events as of that date.

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

Principal Products or Services and Their Markets

The principal business of Securitas is to service clients subject to the SEC’s federally mandated reporting disclosure obligations with their EDGAR and XBRL filing obligations. We provide data conversion and transmission services to companies and individuals that are required, pursuant to federal securities laws, to electronically file annual, quarterly and event specific reports, prospectuses, registration statements, and other informational disclosure documents with the SEC via EDGAR.  EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions and its primary purpose is to increase the efficiency and fairness of the securities market for the benefit of investors, corporations, and the economy by accelerating the receipt, acceptance, dissemination, and analysis of time-sensitive corporate information filed with the agency.

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

The shift to XBRL with the Next-Generation EDGAR System now requires public companies to file their financial statements in an interactive data format that allows investors to download them more easily into spreadsheets and other types of software.  XBRL technology aims to make it easier for analysts to compare financial information across companies and industries.

The SEC mandated a three-year phase-in of the new requirements.  Companies with a worldwide float of over $5 billion as of the end of the second fiscal quarter of their most recently completed fiscal year started XBRL filings with their financial statements for fiscal periods ending on or after June 15, 2009. All other domestic and foreign large accelerated filers using U.S. generally accepted accounting principles were subject to the same requirements for fiscal periods ending on or after June 15, 2010.  All remaining filers using U.S. GAAP (General Accepted Accounting Principles), including smaller reporting companies, and all foreign private issuers that prepare their financial statements in accordance with International Financial Reporting Standards, were required to file XBRL statements for fiscal periods ending on or after June 15, 2011.

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

Since its incorporation the Company has generated revenues from operations of $38,951 and has incurred operating losses of $114,546. The Company has authorized capital stock of 50,000,000 shares of common stock, par value $.001. Our principal executive offices are located at 350 5th Ave, 59th Floor, New York, NY 10118, and our toll free number is (866) 956-8241. Our website address is www.securitasedgarfilings.com or also at www.sfilings.com. Information on our web site is not part of this memorandum.

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

•

conversion of documents to acceptable EDGAR and XBRL formats;

•

electronic transmission of the converted documents with the SEC.

•

Conversion of a client's document to an approved EDGAR format (includes both text and tabular pages);

•

Creation of header data using SEC-approved software;

•

Tagging of a client's document in accordance with SEC rules and regulations;

•

Document validation to identify and eliminate errors prior to real time submission;

•

Test filings with SEC issued software to ensure that the filing will be submitted error-free;

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

For each small client (existing publicly traded companies) that Securitas is able to sign, we can generate approximately $1,000 to $2,500 in annual revenues, due to the filing of each client’s quarterly and annual SEC regulatory filings.  This range is based on the Company’s current basic fee structure for each regular page we convert to EDGAR form and transmit to the SEC’s EDGAR database.  We also charge additional fees for XBRL formatting, live filings, document editing work, including HTML source code, rush or expedited services, and other reports and amended filings.  In addition, for new company clients (companies that are in the process of going public), we can generate anywhere from $1,000 to $5,000 in initial revenues, assisting these companies with their filing requirements through the going public stage.

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

For this period, the Company will focus its efforts on companies from the OTC Bulletin Board, or OTCBB. Generally, the OTCBB is comprised of small to medium-sized publicly-traded companies These public companies, often emerging companies with small and centralized management, are ideal prospects in terms of attaining profitability and an initially strong client base.  Accordingly, the Company’s management will focus 100% of its efforts in the next twelve months on companies listed on this exchange.

Sales Brochure

We have developed and will send directly to 1,120 prospective clients several sales materials, including brochures, postcards and customized tailored marketing platforms that demonstrate comparative costs savings between the Company’s fee structure and the prospects current EDGAR service provider.

Search Engine Optimization

We believe that strengthening brand recognition of our website will help us to attract additional traffic, and cross marketing partnership opportunities on non-competitor industry websites.

To this end, the Company has recently engaged a professional search engine company to increase traffic to its website through the use of organic optimization, professional copywriting and effective link building efforts to obtain top natural listings. We believe that moving our website URL to the top of the search results for ‘certification’ by manual submission to the top major search engines, such as Yahoo and Google, will transform our website into a powerful source of business development in the Company’s niche market and is therefore a primary objective for the Company in the next twelve months of operations.  We believe that when done correctly, search engine positioning can increase web traffic and ultimately revenues. We intend to continue to pursue content distribution relationships with high-traffic websites to expose our brand name and drive additional traffic to our website. The agreement for the Company’s search engine optimization strategy has been filed as Exhibit 10.7 to this registration statement.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Our EDGAR conversion and submission income during the nine months ended September 30, 2011, resulted in net revenues of $0, as compared to the nine months ended September 30, 2010, when we had $2,342 in revenues. The decrease in EDGAR conversion and submission income was due to the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the nine months ended September 30, 2011, were $13,869.  This was a decrease of $7,175, or 34%, as compared to general and administrative expenses of $21,044 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, we incurred interest expenses of $2,050.  This was an increase of $1,230, or 150%, as compared to interest expense of $820 for the nine months ended September 30, 2010.

Depreciation expense for the nine months ended September 30, 2011 was $1,098.  This was a decrease of $612 or 36%, as compared to depreciation expense of $1,710 for the nine months ended September 30, 2010.

We had net loss of $15,919 (or basic and diluted loss per share of $(0.001) for the nine months ended September 30, 2011, as compared to a net loss of $19,522 (or basic and diluted loss per share of $(0.002) for the nine months ended September 30, 2010.  The increase in net loss was primarily due to a decrease in income for the period.

CAPITAL RESOURCES AND LIQUIDITY

We had total current assets of $1,370 for the nine months ended September 30, 2011. This consisted of cash of $1,083 and sundry assets of $287.  This was a decrease of $425, or 24%, as compared to total current assets of $1,795 for the year ended December 31, 2010. Other assets as of the nine months ended September 30, 2011, included net property and equipment of $6,079.

We had a net working capital deficit of $6,827, as of September 30, 2011. This was an increase of $2,291, or 51%, as compared to a net working capital of $4,536, for the year ended December 31, 2010.

We had total liabilities of $53,837 for the nine months ended September 30, 2011, which consisted of current liabilities of $8,197 and long term liabilities related to shareholder loans of $45,640. This was an increase of $19,668, or 58%, as compared to total liabilities of $34,169 for the year ended December 31, 2010.  This increase was primarily due to additional advances made to the Company by our officer and majority stockholder.

We had a deficit accumulated during development stage of $114,546 for the nine months ended September 30, 2011. This was an increase of $15,919, or 16%, as compared to an accumulated deficit of $98,627 for the year ended December 31, 2010.

We had net cash used in operating activities of $10,023 for the nine months ended September 30, 2011, which consisted of a net loss of $15,919, depreciation of $1,098, accounts receivable of $1,080, and accounts payable of $3,718. The net cash used in operating activities of $10,023 for the nine months ended September 30, 2011 represented a decrease of $8,343, or 45%, as compared to net cash used in operating activities of $18,366 for the nine months ended September 30, 2010.

We had $5,256 in net cash used in investing activities for the nine months ended September 30, 2011, as compared to $2,202 for the nine months ended September 30, 2010, which consisted solely of acquisition of property and equipment.  We updated our software during this period to address the technology shift to XBRL and interactive data formatting now required for public filing, as our software had become outdated.

We had $15,950 in net cash provided by financing activities for the nine months ended September 30, 2011.  This was a decrease of $568, or 3%, as compared to net cash provided by financing activities of $16,518 for the nine months ended September 30, 2010.  The net cash provided by financing activities consisted solely of proceeds from shareholder loans.

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

Pursuant to the Shareholder Loans, for the nine months ended September 30, 2011, and the nine months ended September 30, 2010 the Company borrowed $15,950 and $16,518 respectively, of which it has accrued interest of $0 and $0, respectively.  Refer to Note 2.

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

We are in a highly fragmented market for the delivery of SEC EDGAR and XBRL conversions and filings and face numerous risks and uncertainties in achieving increased revenues.  We launched our website, located at www.securitasedgarfilings.com and www.sflings.com, in October 2005. During this period, we have invested in EDGAR and XBRL conversion software, a dedicated network, computer equipment, and brochures and other such marketing materials to enable us to carry out our business plan. These expenditures have resulted in operating losses. In order to be successful, we must increase our revenues from the sale of our services to corporations and individuals subject to the reporting and disclosure requirements imposed by the SEC. In order to increase our revenues, we must successfully:

•

implement our marketing plan to attract corporations and individuals to our EDGAR conversion and submission and XBRL services;

•

increase traffic to our website by developing relationships with popular websites and providers of business and financial information;

•

convert online visitors to clients;

•

generate revenues through the sale of our services to current public companies, those seeking to become public and individuals who need our filing services;

•

attract, retain and motivate qualified personnel with EDGAR and XBRL conversion experience to serve in various capacities, including sales and marketing positions;

•

upgrade our conversion software to enhance our EDGAR and XBRL conversion and transmission services;

•

respond to competitive pressures from other providers of EDGAR and XBRL conversion services;

•

keep abreast of any future changes by the SEC regarding its EDGAR system.

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

Our net loss from inception (October 31, 2005) through September 30, 2011 is $114,546.  We expect to incur operating losses in future periods due to expenses associated with this offering and current revenues and expenses.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Additionally, our majority stockholder has been involved in companies whose business plans were unsuccessful.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

We face intense competition from other providers of EDGAR conversion services.

We compete with many providers of EDGAR conversion services. Because our market poses no substantial barriers to entry, we expect this competition to continue to intensify. The types of companies with which we compete include:

•

large financial printers, such as Bowne and RR Donnelly, which offer EDGAR and XBRL conversion as part of their suite of services;

•

companies such as Advanced Computer Innovations, Inc. that offer EDGAR and XBRL conversion services and sell conversion software;

•

law firms that provide EDGAR and XBRL conversion services to the their SEC reporting clients;

•

web-based providers of EDGAR and XBRL conversion services; and

•

start-up companies entering the market.

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

Because a significant component of our growth strategy relates to increasing our revenues through the provision of EDGAR and XBRL conversion and submission services to companies and individuals subject to the SEC disclosure and reporting requirements, our business would be adversely affected if we were unable to develop, maintain and manage an effective sales force to market our services to this customer group.  From December 2009 through June 2010 the Company utilized the services of an independent sales consultant.  Subsequent to the termination of this independent consultant agreement, we currently do not engage any independent consultants or employ any sales staff to sell our services, which could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to successfully manage growth.

We could experience growth over a short period of time, which could put a significant strain on our managerial, operational and financial resources.  We must implement and constantly improve our certification processes and hire, train and manage qualified personnel to manage such growth. We have limited resources and may be unable to manage our growth. Our business strategy is based on the assumption that our customer base, geographic coverage and service offerings will increase. If this occurs it will place a significant strain on our managerial, operational, and financial resources.  If we are unable to manage our growth effectively, our business will be adversely affected. As part of this growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage our employees, especially in the areas of EDGAR and XBRL conversion and transmission. If we fail to develop and maintain our services and processes as we experience our anticipated growth, demand for our services and our revenues could decrease.

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

We primarily target and market our services directly to senior executives of OTC Bulletin Board, or OTCBB, companies. The Company’s primary marketing efforts will center on paid advertisements on the internet. The Company recently engaged a search engine optimization firm to increase traffic to its website through the use of organic optimization, professional copywriting and effective link building efforts to obtain top natural listings. Although we believe that building awareness of our conversion and transmission service will be critical in increasing our client base, we cannot assure you that we will be successful in attracting customers.  If we fail to attract customers to use our services, we will be unable to generate revenues, which could significantly affect our business, financial condition and results of operations.

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

Our independent auditors have added an explanatory paragraph to their review issued in connection with the financial statements for the year ended December 31, 2010, relative to our ability to continue as a going concern.  For the year ended December 31, 2010, we had negative working capital of $4,536, an accumulated deficit of $98,627 and recorded loss of $24,671. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

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

Our business is reliant on the manner in which documents are filed and transmitted with the SEC.  Any change in how documents are accepted for filing could cause our business to temporarily cease operations, as we make changes to conform to any new filing requirements.  This is especially relevant as the SEC phases in the Next-Generation EDGAR System.  If we fail to stay abreast of changes within our industry, we will be unable to generate revenues, which could significantly affect our business, financial condition and results of operations.

Future enhancements to the analysis of information filed with the SEC via the Next-Generation EDGAR System may erode demand for our services.

The SEC now requires registrants to submit financial information using the eXtensible Business Reporting Language (XBRL) format as a method to enhance the analysis of information filed with the SEC via the Next-Generation EDGAR System. XBRL is an open electronic standard that provides a format for tagging financial information that allows users to extract, exchange, analyze and display financial information.   Our future success will depend on our ability to allow for XBRL conversion and filings.  If we are unable to do so, our business, results of operations and financial condition would be materially adversely affected.

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

(a)    Unregistered Sales of Equity Securities.

The Company did not sell any unregistered securities during the nine months ended September 30, 2011.

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

* Filed herewith.

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

SECURITAS EDGAR FILINGS, INC.

Date: November 21, 2011	By:	/s/ Jeremy Pearman
Jeremy Pearman
(Authorized Officer and Principal Executive Officer)