Form 10-K
period 2011-12-31
Securitas EDGAR Filings, Inc.
filed 2012-04-10
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File No. 333-167824

Securitas EDGAR Filings, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-8235905 (IRS Employer Identification No.)
Empire State Building 350 Fifth Avenue, 59th Floor New York, NY 10118 (Address of Principal Executive Offices) Tel. (866) 956-8241 (Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT: COMMON STOCK, PAR VALUE $.001 (TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) the Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of March 29, 2012, was $15,950.

As of March 29, 2012 there were 12,318,205 shares of the issuer's $.001 par value common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “Securitas,” “the Company,” “we,” “us,” and “our” refer to Securitas Edgar Filings, Inc.

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

Securitas undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout this Annual Report, which are designed to advise interested parties of the risk factors that may affect our business, financial condition, results of operations and prospects.

TABLE OF CONTENTS

FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1. BUSINESS

Overview - EDGAR and Industry Background

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

•

Electronic transmission of the converted documents with the SEC;

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

•

Real time live filings to the SEC upon client approval; and

•

Client notification upon transmission of a filing.

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

Our Competition

In order to compete effectively in the highly fragmented, high-volume EDGAR filing industry, a company must understand and be able to immediately respond to customer needs. Many of our competitors have greater financial resources, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added, or additional services we don’t provide. Many of our competitors may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market. They may also be in a position to pay higher prices than we would for the same acquisition opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.  Many of our competitors have established methods of operation that have proven over time to be successful.

Dependence on Limited Customers

We currently rely on a limited number of customers for our business. We expect to increase our customer base once our revised business and marketing plans are implemented. While our target markets are limited, we may rely on just a few small companies for the majority of our business.  At the present time we have a limited number of small company clients in our client base.  We plan to expand our business in the coming year, and our marketing plan calls for us to sign one (1) new client per month.

Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval.  We must obtain special codes from the Securities and Exchange Commission to act as an independent filer agent.  There are no special requirements that are necessary to obtain these codes.

Employees

On January 1, 2007, the Company and Jeremy Pearman, our President, CEO, Chief Financial Officer, Principal Accounting Officer, Secretary and sole Director entered into an employment agreement that currently extends until December 31, 2011. The employment agreement provides for an initial term of employment of three years, which is automatically extended for an additional one year term unless either party notifies the other of its intention not to renew for an additional year at least 30 days prior to the expiration of the then current term.  Mr. Pearman currently provides all of the services necessary to support our EDGAR filing operation. Under the terms of the agreement, Mr. Pearman does not currently receive a salary, and has decided to forego salary until the Company generates enough revenue and profits to support a salary.  At a future date, dependent upon favorable market demand and stable revenues, the Company may negotiate with Mr. Pearman for compensation for his services. At present, Mr. Pearman devotes at least 20 hours per week to our business, though these hours increase around filing deadlines.

Beginning March 27, 2012, in an effort to obtain new clients, the Company engaged an independent contractor, Mr. Almodovar, to serve as the Company’s Director of Business Development.  Mr. Almodovar will handle all of the Company’s sales and marketing operations for the near future, though we may explore the possibility of hiring a part-time sales employee as we expand our operations.  A copy of this independent contractor agreement has been filed as Exhibit 10.8.

Significant Purchases of Plant and Equipment

We do not anticipate any significant purchases of plant and equipment in the near future.  Our main tools for work production are computers, Internet access, and special EDGAR conversion software.  At this time, we have the computers, Internet capabilities, and software necessary to provide high quality services to our clients.  With the phase-in of the Next-Generation EDGAR System by the SEC in the near future, and the new emphasis on interactive data (XBRL), we updated our EDGAR conversion software in the third quarter of 2011 to address the technology shift to XBRL and interactive data formatting now required for public filing, as our software had become outdated.

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

I.  RISKS RELATED TO OUR BUSINESS

We need to raise additional capital to implement our business strategy and such capital raising may be difficult or costly to obtain and if we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to curtail and scale back or forgo some or all of our business operations, which could have a material adverse effect on our financial results

Our Registration Statement on Form S-1 relating to 294,000 shares of common stock offered for sale by selling shareholders and 1,000,000 shares of our common stock for $.05 per share became effective on April 18, 2011 (“Registration Statement”).  We are seeking to raise $50,000 at $.05 per share in this offering on a best efforts basis.  We will use the proceeds from this offering to pay for conversion software upgrades, website upgrades, search engine optimization, marketing strategies for our business, and general administrative expenses.  Outside of capital commitments made by our officer and majority stockholder, we do not have any firm commitments or other identified sources of additional capital from third parties.  There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us.  If we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to delay, curtail, scale back or forgo some or all of our business operations, which could have a material adverse effect on our business and financial results and investors would be at risk to lose all or a part of any investment in our Company. In addition, creditors of the Company would be able to attach the funds in our corporate account.

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

From December 2009 through June 2010 the Company utilized the services of an independent sales consultant.  Subsequent to the termination of this independent consultant agreement, our CEO assumed responsibility for sales and marketing. Beginning March 27, 2012, in an effort to expand our existing client base, the Company engaged an independent contractor, Mr. Almodovar, to serve as the Company’s Director of Business Development.  The loss of the services of either our sole employee, Mr. Jeremy Pearman, our CEO, PAO, President, Secretary and Director or Mr. Almodovar, our independent contractor, could have a material adverse effect on us.  We do not maintain any key man life insurance on Mr. Pearman.  The loss of Mr. Pearman’s services could cause investors to lose all or a part of their investment. Our future success will also depend on our ability to attract, retain and motivate skilled employees. We may not be able to retain our key employee or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreement with Mr. Pearman contains restrictive covenants that restrict his ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, Mr. Pearman may be in a position to leave us and work for our competitors or start his own competing business.

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

Our net loss from inception (October 31, 2005) through December 31, 2011 is $121,827.  We expect to incur operating losses in future periods due to current revenues and expenses.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Additionally, our majority stockholder has been involved in companies whose business plans were unsuccessful.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

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

•

start-up companies entering the market.

Our future success will depend on our ability to increase and enhance our market position by: (1) keeping our pricing models on par with those of our competitors and (2) increasing our online visibility.

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

Because a significant component of our growth strategy relates to increasing our revenues through the provision of EDGAR and XBRL conversion and submission services to companies and individuals subject to the SEC disclosure and reporting requirements, our business would be adversely affected if we were unable to develop, maintain and manage an effective sales force to market our services to this customer group,  which could have a material adverse effect on our business, results of operations and financial condition.

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

The Company’s executive officers and a majority stockholder currently control approximately 99% of our outstanding common stock prior to this Offering.  Assuming the sale of 1,000,000 shares of our common stock, the Company’s executive officer and majority stockholder will control approximately 90% of the Company’s outstanding common stock.  Accordingly, the Company’s executive officer and majority stockholder possess significant influence over the Company on matters submitted to the stockholders for approval. This amount of control gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. The interest of our majority stockholders may differ from the interests of our other stockholders and could therefore result in corporate decisions that are adverse to other stockholders.

We have been subject to a going concern opinion from our independent auditors.

Our independent auditors have added an explanatory paragraph to their review issued in connection with the financial statements for the year ended December 31, 2011, relative to our ability to continue as a going concern.  For the year ended December 31, 2011, we had negative working capital of $8,262, a deficit accumulated during the development stage of $121,827 and a net loss of $23,000. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

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

The SEC now requires registrants to submit financial information using the eXtensible Business Reporting Language (XBRL) format as a method to enhance the analysis of information filed with the SEC via the Next-Generation EDGAR System. XBRL is an open electronic standard that provides a format for tagging financial information that allows users to extract, exchange, analyze and display financial information.   Our future success will depend on our ability to market our services for XBRL conversion and filings.  If we are unable to do so, our business, results of operations and financial condition would be materially adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Securitas’ executive business address is:  Empire State Building, 350 Fifth Avenue, 59th Floor, New York, NY 10118.  At present, Securitas’ principal operating offices are located at:  4115 Taylorsville Rd. Louisville, KY 40220.  This space is being utilized, rent-free, by Securitas, and is owned by Jeremy Pearman.  This space also currently serves as the sales office and storage facility for Securitas.  The Company believes that this space will be sufficient for its current operating needs for at least the next twelve months, or until such time as Company growth necessitates the need to find larger office space.  Securitas does not anticipate purchasing any real estate, nor does the Company anticipate purchasing any real property for its offices.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have authorized capital stock consisting of 50,000,000 shares of common stock, $.001 par value per share.  For additional information regarding our stock, please refer to our Articles of Incorporation, as amended, and Bylaws.

Common Stock

We are authorized to issue 50,000,000 shares of common stock, par value $0.001 per share.  As of December 31, 2011, we had 12,193,315 shares of common stock issued and outstanding, which are held of record by approximately 34 holders.  Based on the opinion issued by our counsel, all of the shares which will be offered by the Company and the Selling Shareholders are validly authorized and issued, fully paid, and nonassessable.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a shareholder vote. Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up, each outstanding share entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

Holders of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions for the common stock.

Market Information

Our common stock is currently not listed on the OTC Bulletin Board or any securities exchange.  There is no guarantee our common stock will ever meet the requirements for listing on the OTC Bulletin Board or a securities exchange.

Dividend Policy

We have never declared or paid cash dividends.  We intend to retain earnings, if any, to support the development of the business and therefore, do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the period ended December 31, 2011.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Use of Proceeds

Our Registration Statement on Form S-1, relating to 294,000 shares of common stock offered for sale by selling shareholders and 1,000,000 shares of our common stock for $.05 per share, became effective on April 18, 2011.  As of March 30, 2012, 25,000 shares were sold and 975,000 shares remain unsold.   The following information is as of March 30, 2012:

	Shares	Amount

Aggregate Sold	25,000	$ 1,250
Underwriter Discounts and Expenses		-0-
Net Proceeds		$ 1,250

Use of Proceeds:
Working Capital		$ 1,250

None of the net proceeds were used for direct or indirect payments to directors or officers of the Company or their associates; to the owners of 10% or more of the outstanding stock of the Company, or to affiliates of the Company. The offering is being conducted in a best efforts, no minimum, direct public offering without any involvement of underwriters or broker- dealers and the Company has not paid and will not pay commissions in connection with the sale of the shares.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables summarize the relevant financial information for SEF.  Because this is only a financial summary, it does not contain all of the financial information that may be important to you.  Therefore, you should carefully read all of the information in this prospectus, including the financial statements and the explanatory notes, before making an investment decision.

Balance Sheet Data:	As of December 31, 2011

Working Capital	$ (8,262)
Total Assets	$ 6,096
Total Liabilities	$ 59,765
Total Stockholders’ Deficit	$ (53,669)
Deficit accumulated during the development stage	$ (121,827)

Summary Operating Data:	Inception (October 31, 2005) to December 31, 2011

Total Revenue	$ 38,951
Total Operating Costs and Expenses	$ 160,778
Total Net Loss	$ (121,827)
Basic & Diluted Net Loss Per Share	$ (0.009)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Since its incorporation the Company has generated revenues from operations of $38,951 and has incurred operating losses of $121,827. The Company has authorized capital stock of 50,000,000 shares of common stock, par value $.001. Our principal executive offices are located at 350 5th Ave, 59th Floor, New York, NY 10118, and our toll free number is (866) 956-8241. Our website address is www.securitasedgarfilings.com or also at www.sfilings.com. Information on our web site is not part of this memorandum.

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

RESULTS OF OPERATIONS

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Our EDGAR conversion and submission income during the twelve months ended December 31, 2011 resulted in revenues of $0, as compared to the twelve months ended December 31, 2010, when we had $2,722 in revenues.  The decrease in EDGAR conversion and submission income was due to the fact that we updated our software during this period to address the technology shift to XBRL and interactive data formatting now required for public filing and we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the twelve months ended December 31, 2011 were $20,058.  This was a decrease of $5,912, or 29%, as compared to general and administrative expenses of $25,970 for the twelve months ended December 31, 2010.  The decrease in general and administrative expenses was primarily attributable to a decrease in office overhead expense.

During the twelve months ended December 31, 2011, we incurred interest expenses of $2,942.  This was an increase of $1,320, or 45%, as compared to interest expense of $1,622 for the twelve months ended December 31, 2010.  The increase in interest expense was due to the fact that we increased our borrowing from loans from shareholders from $27,838 for the twelve months ended December 31, 2010 to $50,931 for the twelve months ended December 31, 2011, representing an increase of $23,093.

Depreciation expense for the twelve months ended December 31, 2011 was $1,649.  This was a decrease of $534, or 32%, as compared to depreciation expense of $2,193 for the twelve months ended December 31, 2010.  We had net loss of $23,000 (or basic and diluted loss per share of $(0.001)) for the twelve months ended December 31, 2011.  This was a decrease of $1,870, or 8% as compared to a net loss of $24,870 (or basic and diluted loss per share of $(0.001)) for the twelve months ended December 31, 2010.  The decrease in net loss was primarily due to a decrease in general and administrative expenses.

CAPITAL RESOURCES AND LIQUIDITY

We had total current assets of $572 as of December 31, 2011.  This consisted of cash of $290 and sundry current assets of $282.  This was a decrease of $1,223, or 68%, as compared to current assets of $1,795 as of December 31, 2010.  Other assets as of December 31, 2011, included net property and equipment of $5,524.We had a net working capital deficit of $8,262 as of December 31, 2011. This was an increase of $3,726, or 45%, as compared to a net working capital of $4,536, as of December 31, 2010.

We had total liabilities of $59,765 at December 31, 2011, which consisted of current liabilities of $8,834 and long term liabilities related to shareholder loans of $50,931. This was an increase of $25,596, or 43%, as compared to total liabilities of $34,169 as of December, 31, 2010.  This increase was primarily due to additional advances made to the Company by our officer and majority stockholder.

We had a deficit accumulated during the development stage of $121,827 as of December 31, 2011. This was an increase of $23,000, or 19%, as compared to a deficit accumulated during the development stage of $98,627 for the as of December 31, 2010.

We had net cash used in operating activities of $15,016 for the year ended December 31, 2011, which consisted of a net loss of 23,000, depreciation of $1,659, accounts receivable of $1,080, and accounts payable of $5,245. The net cash used in operating activities of $15,016 for the year ended December 31, 2011 represented a decrease of $3,345, or 22%, as compared to net cash used in operating activities of $18,361for the year ended December 31, 2010.

We had $5,256 in net cash used in investing activities for the year ended December 31, 2011, as compared to $2,203 for the year ended December 31, 2010, which consisted solely of acquisition of updated EDGAR conversion software.

We had $20,150 in net cash provided by financing activities for the year ended December 31, 2011.  This was a decrease of $3,950, or 20%, as compared to net cash provided by financing activities of $16,200 for the year ended December 31, 2010.  The net cash provided by financing activities consisted solely of proceeds from shareholder loans.

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

On January 1, 2008, in consideration for the Credit Agreements, the Company executed and delivered in favor of Creditors a Commercial Promissory Note (“Note”) providing with respect to the Loans a maturity date of December 30, 2014 and interest is accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%) payable. All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on December 31, 2014. The Note can be prepaid without premium or penalty. The documents representing the terms of the Notes and Credit Agreements (collectively referred to as “Shareholder Loans”) were filed as Exhibits 10.11 through 10.15 to the Company’s S-1 Registration Statement.

Pursuant to the Shareholder Loans, for the years ended December 31, 2011 and December 31, 2010, the Company borrowed $20,150 and $17,820 respectively, of which accrued interest has been recorded in the amounts of $2,942 and $1,622, respectively.

Outside of these Shareholder Loans, we do not have any other identified sources of additional capital from third parties or from other shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary, we may withdraw from certain growth strategies to conserve cash for continued operation.

We have no intention of borrowing money to reimburse or pay commissions to our officer or director, or shareholders or their affiliates. Other than as presented in the Company’s S-1 registration statement, there are currently no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

SECURITAS EDGAR FILINGS, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

AUDITED FINANCIAL STATEMENTS: INCEPTION (OCTOBER 15, 2005) TO DECEMBER 31, 2011

BALANCE SHEETS	F-2
STATEMENTS OF OPERATIONS	F-3
STATEMENTS OF CASH FLOWS	F-4
NOTES TO FINANCIAL STATEMENTS	F-5 - F-7

Paritz & Company, P.A.

Certified Public Accountants

15 Warren Street, Suite 25

Hackensack, New Jersey  07601

PHONE:  (201) 342-7753

FAX:  (201) 342-7598

www.paritz.com

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

March 20, 2012

Board of Directors

Securitas EDGAR Filings, Inc.

(A Development Stage Company)

New York, New York

We have audited the accompanying balance sheets of Securitas Edgar Filings, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and the period from inception (October 31, 2005) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As described in Note 4 the Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the years ended December 31, 2011 and 2010, the Company has incurred losses of $23,000 and $24,870, respectively.  The Company has a stockholders’ deficiency of $53,669 and $30,469 at December 31, 2011 and 2010, respectively.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Securitas Edgar Filings, Inc., as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from inception (October 31, 2005) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Hackensack, New Jersey

March 20, 2012

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2011		DECEMBER 31, 2010

ASSETS

CURRENT ASSETS:
Cash	$ 290	$ 412
Accounts receivable	-	1,080
Sundry current assets	282	303
TOTAL CURRENT ASSETS	572	1,795

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $20,308	5,524	1,905

TOTAL ASSETS	$ 6,096	$ 3,700

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$ 8,834	$ 6,331
TOTAL CURRENT LIABILITIES	8,834	6,331

LOAN PAYABLE – STOCKHOLDERS	50,931	27,838

TOTAL LIABILITIES	59,765	34,169

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001
50,000,000 shares authorized
12,193,315 and 12,193,315 shares
issued and outstanding, respectively	12,193	12,193
Additional paid-in capital	55,965	55,965
Deficit accumulated during the development stage	(121,827)	(98,627)
TOTAL STOCKHOLDERS’ DEFICIENCY	(53,669)	(30,469)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 6,096	$ 3,700

See notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	YEAR ENDED DEC 31, 2011	YEAR ENDED DEC 31, 2010	FROM INCEPTION (OCT 31, 2005 TO DEC 31, 2011)

REVENUE	$ -	$ 2,722	$ 38,951

COSTS AND EXPENSES:
General and administrative expenses	20,058	25,970	155,264
Interest expense	2,942	1,622	5,514
TOTAL COSTS AND EXPENSES	23,000	27,592	160,778

NET LOSS	$ (23,000)	$ (24,870)	$ (121,827)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	.001	.001	.009

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,193,315	12,193,315	N/A

See notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC 31, 2011	YEAR ENDED DEC 31, 2010	FROM INCEPTION (OCT 31, 2005) TO DEC 31, 2011
OPERATING ACTIVITIES:
Net loss	$ (23,000)	$ (24,870)	$ (121,827)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,659	2,193	20,308
Changes in operating assets and liabilities:
Accounts receivable	1,080	54	-
Security Deposit	-	1,600	(89)
Accounts payable	5,245	2,663	14,058
Sundry current assets	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(15,016)	(18,360)	(87,550)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(5,256)	(2,202)	(26,024)
NET CASH USED IN INVESTING ACTIVITIES	(5,256)	(2,202)	(26,024)

FINANCING ACTIVITIES:
Issuance of common stock	-	-	68,158
Loan from stockholders	20,150	16,200	45,706
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,150	16,200	113,864

(DECREASE) INCREASE IN CASH	(122)	(4,363)	290

CASH – BEGINNING OF PERIOD	412	4,775	-

CASH – END OF PERIOD	$ 290	$ 412	$ 290

See notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

NOTE 2 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2011 the Company borrowed $20,150 from two of its stockholders, of which it has paid interest of $0.

Cash

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s accounts at these institutions may, at times, exceed the federal insured limits.  The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable consists of amounts due from customers.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  When needed an allowance for doubtful accounts is established and determined based on management’s assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

Property and equipment and depreciation policy

Property and equipment are recorded at cost.  Depreciation and amortization are provided for in amounts sufficient to amortize the costs of the related assets over their estimated useful lives on the straight-line method for financial reporting purposes, whereas accelerated methods are used for income tax purposes.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Revenue recognition

Revenue is recognized on a monthly basis as realized and earned, on an accrual basis. Revenue recognized to date is composed primarily of consulting fees earned.

Deferred income taxes

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, the Company continually assess the carrying value of their net deferred tax assets.

The provision for income taxes differs from the amounts which would be provided by applying the statutory Federal income tax rate to net loss before provision for income taxes for the following reasons:

December 31, 2011
Income tax expense at statutory rate	7,800
Valuation allowance	(7,800)
Income tax expense per books	$ -

Net deferred tax assets consist of the following components:

December 31, 2011
NOL carryover	$ 41,000
Valuation allowance	(41,000)
Income tax expense per books	$ -

The Company has a net operating loss carryover of $121,000 as of December 31, 2011 which expires from 2025 through 2031.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Research and development costs

Research and development costs are charged to the statement of operations as incurred.

NOTE 3 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consists of two promissory notes with two of its stockholders in which the Company may borrow up to $30,000 and $20,000, respectively.  These borrowings bear interest at 8% per annum and both are due on December 31, 2014 of which the Company has accrued interest of $3,847 and $1,377, respectively.

NOTE 4 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the years ended December 31, 2011 and 2010, the Company has incurred losses of $23,000 and $24,870, respectively.  The Company has a stockholders’ deficiency of $53,669 and $30,469 at December 31, 2011 and 2010, respectively.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of December 31, 2011 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2011, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, positions and age of our present sole executive officer and director:

Name	Age	Position
Jeremy Pearman	38	CEO, CFO, PAO, President, Secretary, Director

Our director was elected by the majority written consent of our shareholders in lieu of a meeting. Our directors are typically elected at each annual meeting and serve for one year and until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board. The board of directors has no nominating, auditing, or compensation committees.

Background of our Sole Officer and Director

Jeremy Pearman – President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and sole Director.

Mr. Pearman was elected on January 1, 2007 to serve as our CEO, CFO, President, Secretary and Director of Securitas. Contemporaneous with Securitas, beginning December, 2003 through Present, Mr. Pearman has served as President of J.B. Pearman Enterprises, LLC, a real estate investment and development company in Louisville, KY.  Mr. Pearman earned his B.S. and M.B.A. degrees from Washington University in St. Louis, his JD degree from the Boston University School of Law, and his LLM degree in taxation from the Georgetown University Law Center.

Family Relationships

There are no family relationships between our directors and executive officers.

Involvement in Certain Legal Proceedings

Our director, executive officer, promoters, and control persons have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

•

Being subject or, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, related to an alleged violation of:  (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or write fraud or fraud in connected with any business entity; or

•

Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to us during fiscal years 2011, 2010 and 2009.

Change in
Pension Value
and Non-
Qualified
						Non-Equity	Deferred
				Stock	Options	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jeremy Pearman	2011	-	-	-	-	-	-	-	-
CEO, President	2010	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

Employment Agreements or Arrangements

On January 1, 2007, the Company and Jeremy Pearman, our President, CEO, Chief Financial Officer, Principal Accounting Officer, Secretary and sole Director entered into an employment agreement that currently extends until December 31, 2012. The employment agreement provides for an initial term of employment of three years, which is automatically extended for an additional one year term unless either party notifies the other of its intention not to renew for an additional year at least 30 days prior to the expiration of the then current term. As compensation, Mr. Pearman will be paid twenty percent (20%) of the gross revenues he derives on behalf of the Company.  In addition, the employment agreement contains a non-disclosure and a non-compete clause for a period of 12 months from the date of his departure or termination from the Company. A copy of the employment agreement has been filed as an Exhibit 10.4 to Company’s registration statement filed on Form S-1.

On March 27, 2012, in an effort to expand our existing client base, the Company entered into an independent contractor agreement with Mr. Almodovar, to serve as the Company’s Director of Business Development.  Mr. Almodovar will handle all of the Company’s sales and marketing operations for the near future, though we may explore the possibility of hiring a part-time marketing and sales director as we expand our operations.

Equity Awards

We have not awarded any shares of stock, options or other equity securities to our directors or executive officers since our inception. We have not adopted any equity incentive plan. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

No director received or accrued any compensation for his or her services as a director since our inception.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

On January 1, 2008, in consideration for the Credit Agreements, the Company executed and delivered in favor of Creditors a Commercial Promissory Note (“Note”) providing with respect to the Loans a maturity date of December 30, 2014 and interest is accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%) payable. All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on December 31, 2014. The Note can be prepaid without premium or penalty.  The documents representing the terms of the Notes and Credit Agreements (collectively referred to as “Shareholder Loans”) were filed as Exhibits 10.11 through 10.15 to the Company’s S-1 registration statement.

Pursuant to the Shareholder Loans, for the years ended December 31, 2011, and December 31, 2010 the Company borrowed $20,150 and $17,820, respectively, of which it has accrued interest of $2,942 and $1,622, respectively.  Refer to Note 2 of the audited financial statements for December 31, 2011 and 2010.

Corporate Governance

Under NASDAQ rule 5605(a)(2), a director is not independent if he or she is also an executive officer or employee of a corporation. Under that definition, Jeremy Pearman is not an independent director because he is our sole employee and the president, chief executive officer, principal accounting officer, treasurer and secretary.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets forth, as of December 31, 2011, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

	Number of Shares	Percentages
Name and Address (1)(2)	Owned Beneficially	Before Offering(3)	After Offering(4)
Jeremy B. Pearman	3,545,455	29.0%	27.0%
Kwajo M. Sarfoh	8,353,750	69.0%	63.0%
All officers and directors as a group	3,545,455	29.0%	27.0%

(1)  The persons named in the above table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)   Business Address is Empire State Building, 350 5th Ave, 59th Floor, New York, NY 10118.

(3)  Percentages are based on shares outstanding of 12,193,205 and include the 294,000 shares acquired by the selling stockholders directly from our Company in a private placement offering that was exempt from the registration requirements of the Securities Act of 1933.

(4)  Percentages are based on shares outstanding of 13,193,205 assuming the maximum of 1,000,000 shares offered in Company’s offering are subscribed for.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company utilizes the office space and equipment of its officers and sole director at no cost. Management estimates such costs to be immaterial.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Paritz & Company, P.A. (“Paritz”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Paritz for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings for the years ended December 31, 2011 and 2010 were $9,685 and $13,768, respectively.

Audit-Related Fees

There were no fees billed by Paritz for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2011.

Tax Fees

The aggregate fees billed by Weller Consulting (“Consulting”) for professional services for tax compliance were $550 for the years ended December 31, 2011 and December 31, 2010.

All Other Fees

The aggregate fees billed by Weller for professional services for financial statement preparation were $1,800 for the years ended December 31, 2011 and December 31, 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K:

(b) Index to Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation*
3.2	By-Laws*
4.1	Form of Share Certificate*
5.1	Opinion of Counsel **
10.1	Private Placement Memorandum*
10.2	Subscription Agreement*
10.3	Registration Rights Agreement*
10.4	Employment Agreement dated January 1, 2007 between Securitas EDGAR Filings, Inc. and Jeremy Pearman*
10.5	Independent Contractor Agreement dated December 29, 2009 between Securitas EDGAR Filings, Inc. and Lawrence Williams, Jr.*
10.6	Agreement and Plan of Merger between Securitas EDGAR Filings, LLC and Securitas EDGAR Filings, Inc.***
10.7	Idearc Media Corp Agreement*
10.8	Independent Contractor Agreement dated March 27, 2012 between Securitas EDGAR Filings, Inc. and Epifanio Almodovar*****
10.11	Credit Agreement between Securitas EDGAR Filings, Inc. and Jeremy Pearman*
10.12	Credit Agreement between Securitas EDGAR Filings, Inc. and Kwajo Sarfoh*
10.13	Commercial Promissory Note between Securitas EDGAR Filings, Inc. and Jeremy Pearman.*
10.14	Commercial Promissory Note between Securitas EDGAR Filings, Inc. and Kwajo Sarfoh*
10.15	Line of Credit Draw Authorization*
14.1	Code of Ethics*
23.1	Consent of Paritz & Company, P.A. ****
23.2	Consent of Robert L. Diener, Esq. (included with Exhibit 5.1) **
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*****
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*****
101.INS	XBRL Instance Document.******
101.SCH	XBRL Taxonomy Extension Schema Document.******
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.******
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.******
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.******
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.******

* Incorporated by reference to Registration Statement on Form S-1, filed with the Securities and Exchange Commission, Registration Statement File No. 333-167824, on June 28, 2010.

** Incorporated by reference to Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission, Registration Statement File No. 333-167824, on March 30, 2011.

*** Incorporated by reference to Post-Effective Amendment No. 2 to Form S-1, filed with the Securities and Exchange Commission, Registration Statement File No. 333-167824, on July 18, 2011.

**** Incorporated by reference to Post-Effective Amendment No. 3 to Form S-1, filed with the Securities and Exchange Commission, Registration Statement File No. 333-167824, on August 10, 2011.

***** Filed herewith.

****** Filed herewith.  XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SECURITAS EDGAR FILINGS, INC.

Date: April 10, 2012	By:	/s/ Jeremy Pearman
Jeremy Pearman
Principal Executive Officer Principal Financial Officer