Form 10-Q
period 2012-03-31
Securitas EDGAR Filings, Inc.
filed 2012-05-21
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-167824

Securitas EDGAR Filings, Inc. (Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-8235905 (IRS Employer Identification No.)

Empire State Building - 350 Fifth Avenue, 59th Floor - New York, NY 10118 (Address of Registrant’s principal executive offices)

Tel. (866) 956-8241 (Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of May 1, 2012, there were 12,218,315 shares of the registrant’s common stock outstanding.

SECURITAS EDGAR FILINGS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 4.  CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

March 31, 2012 (Unaudited)		December 31, 2011 (Audited)

ASSETS

CURRENT ASSETS:
Cash	$ 121	$ 290
Sundry current assets	276	282
TOTAL CURRENT ASSETS	397	572

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $19,793 AND $19,238, RESPECTIVELY	4,969	5,524

TOTAL ASSETS	$ 5,366	$ 6,096

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$ 4,229	$ 8,834
TOTAL CURRENT LIABILITIES	4,229	8,834

LOAN PAYABLE – STOCKHOLDERS	56,748	50,931
TOTAL LIABILITIES	$ 60,977	$ 59,765

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001
50,000,000 shares authorized, 12,218,315 and 12,193,315 shares
issued and outstanding, respectively	12,218	12,193
Additional paid-in capital	57,190	55,965
Deficit accumulated during development stage	(125,019)	(121,827)
TOTAL STOCKHOLDERS’ DEFICIENCY	(55,611)	(53,669)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 5,366	$ 6,096

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED MARCH 31, 2012	THREE MONTHS ENDED MARCH 31, 2011	FROM INCEPTION (OCTOBER 31, 2005) TO MARCH 31, 2012

REVENUE	$ -	$ -	$ 38,951

COSTS AND EXPENSES:
General and administrative expenses	2,225	6,595	157,489
Interest expense	967	585	6,481
TOTAL COSTS AND EXPENSES	3,192	7,180	163,970

NET LOSS	$ (3,192)	$ (7,180)	$ (125,019)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (.00)	$ (.00)	$ (.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,218,315	12,193,315

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31, 2012	THREE MONTHS ENDED MARCH 31, 2011	FROM INCEPTION (OCTOBER 31, 2005) TO MARCH 31, 2012
OPERATING ACTIVITIES:
Net loss	$ (3,192)	$ (7,180)	$ (125,019)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	561	269	20,868
Changes in operating assets and liabilities:
Accounts receivable	-	1,080	-
Accounts payable	(4,605)	685	4,229
Sundry current assets	-	-	(276)
NET CASH USED IN OPERATING ACTIVITIES	(7,236)	(5,146)	(100,198)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(25,837)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(25,837)

FINANCING ACTIVITIES:
Issuance of common stock	1,250	-	69,408
Loan from stockholders	5,817	5,000	56,748
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,067	5,000	126,156

(DECREASE) INCREASE IN CASH	(169)	(146)	121

CASH – BEGINNING OF PERIOD	290	412	-

CASH – END OF PERIOD	$ 121	$ 266	$ 121

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

The accompanying balance sheet and statement of equity as of March 31, 2012 and the related statements of operations and cash flows for the three months ended March 31, 2012 and 2011 are audited.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included,  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may  be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2011.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2012, the Company borrowed $45,817 from two of its stockholders, of which it has paid interest of $0.

NOTE 3 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consists of two promissory notes with two of its stockholders in which the company may borrow up to $20,000 and $10,000 respectively.  These borrowings bear interest at 8% annum and both are due on December 31, 2014 of which the Company has paid interest of $0 and $0 respectively. There is an additional promissory note with a stockholder in which the company may borrow up to $25,000.  This borrowing bears interest at 5% annum and both is due on December 31, 2016 of which the Company has accrued interest of $6,191 and $5,224, respectively.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the three months ended March 31, 2012, the Company has incurred losses of $3,192.  The Company has a stockholders’ deficiency of $55,611 at March 31, 2012 as compared to a stockholders’ deficiency of $53,669 at December 31, 2011.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through May 8, 2012, the date that these financial statements were issued.  There were no material subsequent events as of that date.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Our EDGAR conversion and submission income during the three months ended March 31, 2012 and March 31, 2011 resulted in net revenues of $0.  The lack of revenue from conversion and submission income was due to the upgrade of our conversion software to allow for XBRL conversion and filings and the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the three months ended March 31, 2012, were $2,225.  This was a decrease of $4,370, or 196%, as compared to general and administrative expenses of $6,595 for the three months ended March 31, 2011.  During the three months ended March 31, 2012, we incurred interest expenses of $967.  This was an increase of $382, or 65%, as compared to interest expense of $585 for the three months ended March 31, 2011.

Depreciation expense for the three months ended March 31, 2012 was $561.  This was an increase of $292 or 108%, as compared to depreciation expense of $269for the three months ended March 31, 2011.

We had net loss of $3,192 (or basic and diluted loss per share of $(0.000) for the three months ended March 31, 2012, as compared to a net loss of $7,180 (or basic and diluted loss per share of $(0.000) for the three months ended March 31, 2011.  The decrease in net loss was primarily due to a decrease in general and administrative expenses for the period.

CAPITAL RESOURCES AND LIQUIDITY

We had total current assets of $397 for the three months ended March 31, 2012. This consisted of cash of $121 and sundry assets of $276.  This was a decrease of $175, or 44%, as compared to total current assets of $572 for the year ended December 31, 2011. Other assets as of the three months ended March 31, 2012, included net property and equipment of $4,969.

We had a net working capital deficit of $3,832, as of March 31, 2012. This was a decrease of $4,430, or 54%, as compared to a net working capital deficit of $8,262, for the year three months ended December 31, 2011.

We had total liabilities of $60,977 at March 31, 2012, which consisted of current liabilities of $4,229 and long term liabilities related to shareholder loans of $56,748. This was an increase of $1,212, or 2%, as compared to total liabilities of $59,765 at December 31, 2011.  This increase was primarily due to additional advances made to the Company by our officer and majority stockholder offset by a reduction of accounts payable.

We had a deficit accumulated during development stage of $125,019 for the three months ended March 31, 2012. This was an increase of $3,192, or 3%, as compared to an accumulated deficit of $121,827 for the year ended December 31, 2011.

We had net cash used in operating activities was $7,236 for the three months ended March 31, 2012, which consisted of a net loss of $3,192, depreciation of $561, and a reduction of accounts payable of $4,605. The net cash used in operating activities of $7,236 for the three months ended March 31, 2012 represented an increase of $2,090, or 29%, as compared to net cash used in operating activities of $5,146 for the three months ended March 31, 2011.

We had $0 in net cash used in investing activities for the three months ended March 31, 2012 and March 31, 2011.

We had $7,067 in net cash provided by financing activities for the three months ended March 31, 2012.  This was an increase of $2,067, or 29%, as compared to net cash provided by financing activities of $5,000 for the three months ended March 31, 2011.  The net cash provided by financing activities consisted solely of proceeds of $5,817 from shareholder loans and the issuance of 25,000 shares of common stock the Company sold pursuant to its public offering for total offering proceeds of $1,250.

.

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

On May 19, 2012, in consideration for the Credit Agreements, the Company executed and delivered in favor of Creditors a Commercial Promissory Note (“Note 1”) providing a maturity date of December 31, 2016 and interest is accruing on the principal balance outstanding from time to time at an annual rate of five percent (5%). All outstanding principal and unpaid interest under Note 1 and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on December 31, 2016.  The Note can be prepaid without premium or penalty. The document representing the terms of the Note has been filed as Exhibit 10.16 to this quarterly report.

Pursuant to the Shareholder Loans, for the three months ended March 31, 2012, and the three months ended March 31, 2011, the Company borrowed $5,817 and $5,000 respectively, of which it has accrued interest of $0 and $0, respectively.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of March 31, 2012 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Our internal control financial reporting includes those policies and procedures that:

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

As of March 31, 2012, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework".  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the period ended March 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

We are dependent upon our CEO and Director of Business Development for their services and any interruption in their ability to provide services could cause us to cease operations.

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

We are in a highly fragmented market for the delivery of SEC EDGAR conversions and filings and face numerous risks and uncertainties in achieving increased revenues.  We launched our website, located at www.securitasedgarfilings.com and www.sfilings.com, in October 2005. During this period, we have invested in EDGAR conversion software, a dedicated network, computer equipment, and brochures and other such marketing materials to enable us to carry out our business plan. These expenditures have resulted in operating losses. In order to be successful, we must increase our revenues from the sale of our services to corporations and individuals subject to the reporting and disclosure requirements imposed by the SEC. In order to increase our revenues, we must successfully:

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

We have losses which we expect to continue into the future and there is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably or we are unable to raise additional funds, we may enter into a business combination which may ultimately decrease shareholder value or cause us to cease operations.

Our net loss from inception (October 31, 2005) through March 31, 2012 is $125,019.  We expect to incur operating losses in future periods due to expenses associated with this offering and current revenues and expenses.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Additionally, our majority stockholder has been involved in companies whose business plans were unsuccessful.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

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

•

start-up companies entering the market.

Our future success will depend on our ability to increase and enhance our market position by: (1) obtaining new customers (2) keeping our pricing models on par with those of our competitors and (3) increasing our online visibility.

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

Our future success will depend, in part, on our ability to increase the brand awareness of our website and the services we offer. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our marketing efforts, provide high quality services and increase traffic to our website. We intend to expand our marketing efforts as part of our brand-building efforts. These efforts may not be successful which could have an adverse effect on our business, results of operations and financial condition.

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

Because a significant component of our growth strategy relates to increasing our revenues through the provision of EDGAR conversion and submission services to companies and individuals subject to the SEC disclosure and reporting requirements, our business would be adversely affected if we were unable to develop, maintain and manage an effective sales force to market our services to this customer group.  From December 2009 through June 2010 the Company utilized the services of an independent sales consultant.  We currently engage only one independent consultant to sell our services, which could have a material adverse effect on our business, results of operations and financial condition.

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

The Company’s executive officers and a majority stockholder currently control approximately 97% of our outstanding common stock. Accordingly, the Company’s executive officer and majority stockholder possess significant influence over the Company on matters submitted to the stockholders for approval. This amount of control gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. The interest of our majority stockholders may differ from the interests of our other stockholders and could therefore result in corporate decisions that are adverse to other stockholders.

We have been subject to a going concern opinion from our independent auditors.

Our independent auditors have added an explanatory paragraph to their review issued in connection with the financial statements for the period ended March 31, 2012, relative to our ability to continue as a going concern.  For the period ended March 31, 2012 we had negative working capital of $3,832, an accumulated deficit of $125,019 and recorded loss of $3,192. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

We will incur increase costs as a result of becoming a public company.

Our shares are quoted on the OTCBB under the symbol SRFC. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We will also incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the Financial Industry Regulatory Authority (“FINRA”).  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, if we can obtain such insurance at all.  We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar liability coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

The SEC now requires certain registrants, and in the near future will require all registrants, to submit financial information using the eXtensible Business Reporting Language (XBRL) format as a method to enhance the analysis of information filed with the SEC via the Next-Generation EDGAR System. XBRL is an open electronic standard that provides a format for tagging financial information that allows users to extract, exchange, analyze and display financial information.   Our future success will depend on our ability to upgrade our conversion software and if we are unable to do so, our business, results of operations and financial condition would be materially adversely affected.

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

Any temporary cessation in operations could cause the loss of prospective clients.  Prospective clients will not have the ability to delay filings and would seek services elsewhere causing us to lose revenue.  Investors would be at high risk to lose all of their investment should we have a temporary cessation of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

The Company did not sell any unregistered securities during the three months ended March 31, 2012

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

The Company’s Registration Statement on Form S-1 of Securitas Edgar Filings, Inc.  was declared effective  by the U.S. Securities and Exchange Commission on April 18, 2011 (the “Registration Statement”). The Registration Statement registered (1) 294,000 shares of common stock offered for resale by 32 of the Company’s shareholders and (2) a maximum of 1,000,000 shares of common stock offered for sale by the Company on a best-efforts basis (the “Offering”) under the Securities Act of 1933.

The Company sold 25,000 shares of common stock pursuant to this Offering, for total offering proceeds of $1,250.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.16*	Shareholder Promissory Note
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

SECURITAS EDGAR FILINGS, INC.

Date: May 21, 2012	By:	/s/ Jeremy Pearman
Jeremy Pearman
(Authorized Officer and Principal Executive Officer)