Form 10-Q
period 2012-09-30
Securitas EDGAR Filings, Inc.
filed 2012-11-19
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of November 19, 2012, there were 12,218,315 shares of the registrant’s common stock outstanding.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

September 30, 2012 (Unaudited)		December 31, 2011 (Audited)

ASSETS

CURRENT ASSETS:
Cash	$ 159	$ 290
Sundry current assets	265	282
TOTAL CURRENT ASSETS	424	572

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $21,884	5,311	5,524

TOTAL ASSETS	$ 5,735	$ 6,096

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 6,316	$ 8,834
TOTAL CURRENT LIABILITIES	6,316	8,834

LOAN PAYABLE – STOCKHOLDER’S	65,856	50,931
TOTAL LIABILITIES	$ 72,172	$ 59,765

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001
50,000,000 shares authorized, 12,218,315 and 12,193,315 shares
issued and outstanding, respectively	12,218	12,193
Additional paid-in capital	57,190	55,965
Deficit accumulated during development stage	(135,845)	(121,827)
TOTAL STOCKHOLDERS’ DEFICIENCY	(66,437)	(53,669)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 5,735	$ 6,096

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	NINE MONTHS ENDED SEPT 30, 2012	NINE MONTHS ENDED SEPT 30, 2011	THREE MONTHS ENDED SEPT 30, 2012	THREE MONTHS ENDED SEPT 30, 2011	FROM INCEPTION (OCTOBER 31, 2005) TO SEPT 30, 2012

REVENUE	$ -	$ -	$ -	$ -	$ 38,951

COSTS AND EXPENSES:
General and administrative expenses	10,938	13,869	3,767	3,211	166,203
Interest expense	3,080	2,050	1,083	830	8,593
TOTAL COSTS AND EXPENSES	14,018	15,919	4,850	4,041	174,796

NET LOSS	$ (14,018)	$ (15,919)	$ (4,850)	$ (4,041)	$ (135,845)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (.00)	$ (.00)	$ (.00)	$ (.00)	$ (.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,218,315	12,193,315	12,218,315	12,193,315

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPT 30, 2012	NINE MONTHS ENDED SEPT 30, 2011	FROM INCEPTION (OCTOBER 31, 2005) TO SEPT 30, 2012
OPERATING ACTIVITIES:
Net loss	$ (14,018)	$ (15,919)	$ (135,845)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,725	1,098	22,031
Changes in operating assets and liabilities:
Accounts receivable	-	1,080	-
Accounts payable	(2,518)	3,718	6,315
Sundry current assets	-	-	(89)
NET CASH USED IN OPERATING ACTIVITIES	(14,811)	(10,023)	(107,588)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,494)	(5,256)	(27,517)
NET CASH USED IN INVESTING ACTIVITIES	(1,494)	(5,256)	(27,517)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,250	-	69,408
Loan from stockholders	14,924	15,950	65,856
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,174	15,950	135,264

INCREASE (DECREASE) IN CASH	(131)	671	159

CASH – BEGINNING OF PERIOD	290	412	-

CASH – END OF PERIOD	$ 159	$ 1,083	$ 159

See accompanying notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The accompanying balance sheet as of September 30, 2012 and the related statements of operations for the nine and three months ended September 30, 2012 and 2011 and statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2011.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2012 and 2011, the Company borrowed $14,924 and $15,950, respectively, from two of its stockholders, of which it has paid interest of $0.

NOTE 3 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consists of three promissory notes with two of its stockholders in which the company may borrow up to $25,000, $20,000, and $10,000, respectively.  These borrowings bear interest at 5%, 8%, and 8% per annum, respectively.  They are due in part in December of 2014 and December of 2016.  The Company has paid no interest to the stockholders as of September 30, 2012.

For the periods ending September 30, 2012 and 2011, the Company has accrued interest of $3,080 and $2,050, respectively.

NOTE 4 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the nine months ended September 30, 2012, the Company has incurred losses of $14,018.  The Company has a stockholders’ deficiency of $66,437 at September 30, 2012 as compared to a stockholders’ deficiency of $46,388 at September 30, 2011.  The Company also had no revenue for the nine months ended September 30, 2012 and 2011.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through November 8, 2012, the date that these financial statements were issued.  There were no material subsequent events as of that date.

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

Since its incorporation the Company has generated revenues from operations of $38,951, and has incurred operating losses of $135,845. The Company has authorized capital stock of 50,000,000 shares of common stock, par value $.001. Our principal executive offices are located at 350 5th Ave, 59th Floor, New York, NY 10118, and our toll free number is (866) 956-8241. Our website address is www.securitasedgarfilings.com or also at www.sfilings.com. Information on our web site is not part of this memorandum.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Our EDGAR conversion and submission income during the three months ended September 30, 2012 and September 30, 2011 resulted in net revenues of $0.  The lack of revenue from conversion and submission income was due to the upgrade of our conversion software to allow for XBRL conversion and filings and the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the three months ended September 30, 2012, were $3,767.  This was an increase of $556, or 17%, as compared to general and administrative expenses of $3,211 for the three months ended September 30, 2011.  During the three months ended September 30, 2012, we incurred interest expenses of $1,083.  This was an increase of $253, or 30%, as compared to interest expense of $830 for the nine months ended September 30, 2011.

We had net loss of $4,850 (or basic and diluted loss per share of $(0.00) for the three months ended September 30, 2012, as compared to a net loss of $4,041 (or basic and diluted loss per share of $(0.00) for the three months ended September 30, 2011.  The increase in net loss was primarily due to an increase in general and administrative expenses for the period.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Our EDGAR conversion and submission income during the nine months ended September 30, 2012 and September 30, 2011 resulted in net revenues of $0.  The lack of revenue from conversion and submission income was due to the upgrade of our conversion software to allow for XBRL conversion and filings and the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the nine months ended September 30, 2012, were $10,938.  This was a decrease of $2,931, or 21%, as compared to general and administrative expenses of $13,869 for the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we incurred interest expense of $3,080.  This was an increase of $1,030, or 50%, as compared to interest expense of $2,050 for the nine months ended September 30, 2011.

Depreciation expense for the nine months ended September 30, 2012 was $1,725.  This was an increase of $627 or 57%, as compared to depreciation expense of $1,098 for the nine months ended September 30, 2011.

We had net loss of $14,018 (or basic and diluted loss per share of $(0.00) for the nine months ended September 30, 2012, as compared to a net loss of $15,919 (or basic and diluted loss per share of $(0.00) for the nine months ended September 30, 2011.  The decrease in net loss was primarily due to a decrease in general and administrative expenses for the period.

CAPITAL RESOURCES AND LIQUIDITY

We had total current assets of $424 for the nine months ended September 30, 2012. This consisted of cash of $159 and sundry assets of $265.  This was a decrease of $148, or 26%, as compared to total current assets of $572 for the year ended December 31, 2011. Other assets as of the nine months ended September 30, 2012, included net property and equipment of $5,311.

We had a net working capital deficit of $5,892, as of September 30, 2012. This was a decrease of $2,370, or 29%, as compared to a net working capital deficit of $8,262, for the year ended December 31, 2011.

We had total liabilities of $72,172 at September 30, 2012, which consisted of current liabilities of $6,316 and long term liabilities related to shareholder loans of $65,856. This was an increase of $12,407, or 21%, as compared to total liabilities of $59,765 at December 31, 2011.  This increase was primarily due to additional advances made to the Company by our officer and majority stockholder offset by a reduction of accounts payable.

We had a deficit accumulated during development stage of $135,845 for the nine months ended September 30, 2012. This was an increase of $14,018, or 12%, as compared to an accumulated deficit of $121,827 for the year ended December 31, 2011.

We had net cash used in operating activities was $14,811 for the nine months ended September 30, 2012, which consisted of a net loss of $14,018, depreciation of $1,725, and a reduction of accounts payable of $2,518. The net cash used in operating activities of $14,811 for the nine months ended September 30, 2012 represented an increase of $4,788, or 48%, as compared to net cash used in operating activities of $10,023 for the nine months ended September 30, 2011.

We had $1,494 in net cash used in investing activities for the nine months ended September 30, 2012.  This represented a decrease of $3,762, or 72%, as compared to net cash used in investing activities of $5,256 for the nine months ended September 30, 2011.

We had $16,174 in net cash provided by financing activities for the nine months ended September 30, 2012.  This was an increase of $224, or 1%, as compared to net cash provided by financing activities of $15,950 for the nine months ended September 30, 2011.  The net cash provided by financing activities consisted of proceeds of $14,924 from shareholder loans and the issuance of 25,000 shares of common stock the Company sold pursuant to its public offering for total offering proceeds of $1,250.

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

On January 1, 2008, our board of directors determined that it was in the best interests of the Company to issue a Commercial Promissory Note (“Note”), whereby the Company would enter into credit agreements with the majority stockholders Mr. Pearman and Mr. Sarfoh (collectively referred to as “Creditors”) to obtain credit for working capital and other general business purposes (“Credit Agreements”).  Pursuant to the terms of the Credit Agreements, the Creditors agreed to extend credit to the Company in the amount of up to $30,000, with Mr. Pearman and Mr. Sarfoh, entering into separate Credit Agreements of $10,000 and $20,000, respectively.

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

Pursuant to the Shareholder Loans, for the nine months ended September 30, 2012, and the nine months ended September 30, 2011, the Company borrowed $14,924 and $15,950 respectively, of which it has accrued interest of $0 and $0, respectively.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of September 30, 2012 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of September 30, 2012, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework".  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the period ended September 30, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Our net loss from inception (October 31, 2005) through September 30, 2012 is $135,845.  We expect to incur operating losses in future periods due to expenses associated with this offering and current revenues and expenses.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Additionally, our majority stockholder has been involved in companies whose business plans were unsuccessful.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

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

Our independent auditors have added an explanatory paragraph to their review issued in connection with the financial statements for the period ended December 31, 2011, relative to our ability to continue as a going concern.  For the period ended September 30, 2012 we had negative working capital of $5,892, an accumulated deficit of $135,845, and recorded losses of $14,018 and $4,850 for the nine and three months ended September 30, 2012. Our auditors have issued a going concern opinion for the period ended December 31, 2011. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations, in which case you could lose your investment.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

The Company did not sell any unregistered securities during the nine months ended September 30, 2012

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None.

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

SECURITAS EDGAR FILINGS, INC.

Date: November 19, 2012	By:	/s/ Jeremy Pearman
Jeremy Pearman
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )