Form 10-K
period 2012-12-31
Securitas EDGAR Filings, Inc.
filed 2013-04-15
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2012

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

Large accelerated filer ☐ Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of March 31, 2013 there were 12,218,205 shares of the issuer's $.001 par value common stock outstanding.

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

FOR THE YEAR ENDED DECEMBER 31, 2012

INDEX

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

Direct Target Marketing

Over the next twelve months of operations we will directly contact approximately 100 SEC registered companies, or an average of approximately 25 in each of the next four quarters.

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

Employees

On January 1, 2007, the Company and Jeremy Pearman, our President, CEO, Chief Financial Officer, Principal Accounting Officer, Secretary and sole Director entered into an employment agreement that currently extends until December 31, 2013. The employment agreement provides for an initial term of employment of three years, which is automatically extended for an additional one year term unless either party notifies the other of its intention not to renew for an additional year at least 30 days prior to the expiration of the then current term.  Mr. Pearman currently provides all of the services necessary to support our EDGAR filing operation. Under the terms of the agreement, Mr. Pearman does not currently receive a salary, and has decided to forego salary until the Company generates enough revenue and profits to support a salary.  At a future date, dependent upon favorable market demand and stable revenues, the Company may negotiate with Mr. Pearman for compensation for his services. At present, Mr. Pearman devotes at least 20 hours per week to our business, though these hours increase around filing deadlines.

In March 27, 2012, in an effort to obtain new clients, the Company engaged an independent contractor, Mr. Almodovar, to serve as the Company’s Director of Business Development.  Mr. Almodovar handles all of the Company’s sales and marketing operations for the near future, though we may explore the possibility of hiring a part-time sales employee as we expand our operations.

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

Our net loss from inception (October 31, 2005) through December 31, 2012 is $139,684.  We expect to incur operating losses in future periods due to current revenues and expenses.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Additionally, our majority stockholder has been involved in companies whose business plans were unsuccessful.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

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

Our independent auditors have added an explanatory paragraph to their review issued in connection with the financial statements for the year ended December 31, 2012, relative to our ability to continue as a going concern.  For the year ended December 31, 2012, we had negative working capital of $6,307, a deficit accumulated during the development stage of $139,684 and a net loss of $17,857. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

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

Common Stock

We are authorized to issue 50,000,000 shares of common stock, par value $0.001 per share.  As of December 31, 2012, we had 12,218,205 shares of common stock issued and outstanding, which are held of record by approximately 37 holders.  Based on the opinion issued by our counsel, all of the shares which will be offered by the Company and the Selling Shareholders are validly authorized and issued, fully paid, and non-assessable.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2012.

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

Balance Sheet Data:	As of December 31, 2012

Working Capital	$ (6,307)
Total Assets	$ 5,514
Total Liabilities	$ 75,790
Total Stockholders’ Deficit	$ (70,276)
Deficit accumulated during the development stage	$ (139,684)

Summary Operating Data:	Inception (October 31, 2005) to December 31, 2012

Total Revenue	$ 38,951
Total Operating Costs and Expenses	$ 178,635
Total Net Loss	$ (139,684)
Basic & Diluted Net Loss Per Share	$ (0.000)

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

Since its incorporation the Company has generated revenues from operations of $38,951 and has incurred operating losses of $139,684. The Company has authorized capital stock of 50,000,000 shares of common stock, par value $.001. Our principal executive offices are located at 350 5th Ave, 59th Floor, New York, NY 10118, and our toll free number is (866) 956-8241. Our website address is www.securitasedgarfilings.com or also at www.sfilings.com. Information on our web site is not part of this memorandum.

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

RESULTS OF OPERATIONS

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our EDGAR conversion and submission income during years ended December 31, 2012 and 2011, resulted in no revenues.  The lack of revenue from EDGAR conversion and submission income was due to the fact that we updated our software during this period to address the technology shift to XBRL and interactive data formatting now required for public filing and we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the year ended December 31, 2012 were $13,608.  This was a decrease of $6,450, or 47%, as compared to general and administrative expenses of $20,058 for the year ended December 31, 2011.  The decrease in general and administrative expenses was primarily attributable to a decrease in office overhead expense.

During the year ended December 31, 2012, we incurred interest expenses of $4,249.  This was an increase of $1,307, or 44%, as compared to interest expense of $2,942 for the year ended December 31, 2011.  The increase in interest expense was due to the fact that we increased our borrowing from loans from shareholders from $50,931 for the year ended December 31, 2011 to $68,925 for the year ended December 31, 2012, representing an increase of $17,994.

Depreciation expense for the year ended December 31, 2012 was $2,084.  This was an increase of $425, or 26%, as compared to depreciation expense of $1,659 for the year ended December 31, 2011.  We had net loss of $17,857 (or basic and diluted loss per share of $(0.001) for the year ended December 31, 2012.  This was a decrease of $5,143, or 29% as compared to a net loss of $23,000 (or basic and diluted loss per share of $(0.001) for the year ended December 31, 2011.  The decrease in net loss was primarily due to a decrease in general and administrative expenses.

CAPITAL RESOURCES AND LIQUIDITY

We had total current assets of $558 as of December 31, 2012.  This consisted of cash of $299 and sundry current assets of $259.  This was a decrease of $14, or 3%, as compared to current assets of $572 as of December 31, 2011.  Other assets as of December 31, 2012, included net property and equipment of $4,956.  We had a net working capital deficit of $6,307 as of December 31, 2012. This was a decrease of $1,955, or 31%, as compared to a net working capital of $8,262, as of December 31, 2011.

We had total liabilities of $75,790 at December 31, 2012, which consisted of current liabilities of $6,865 and long term liabilities related to shareholder loans of $68,925. This was an increase of $16,025, or 27%, as compared to total liabilities of $59,765 as of December, 31, 2011.  This increase was primarily due to additional advances made to the Company by our officer and majority stockholder.

We had a deficit accumulated during the development stage of $139,684 as of December 31, 2012. This was an increase of $17,857, or 15%, as compared to a deficit accumulated during the development stage of $121,827 as of December 31, 2011.

We had net cash used in operating activities of $17,741 for the year ended December 31, 2012, which consisted of a net loss of 17,857, depreciation of $2,084, and accounts payable of $1,968. The net cash used in operating activities of $17,741 for the year ended December 31, 2012 represented an increase of $2,725, or 18%, as compared to net cash used in operating activities of $15,016 for the year ended December 31, 2011.

We had $1,494 in net cash used in investing activities for the year ended December 31, 2012, as compared to $5,256 for the year ended December 31, 2011, which consisted solely of acquisition of updated EDGAR conversion software.

We had $19,244 in net cash provided by financing activities for the year ended December 31, 2012.  This was a decrease of $906, or 5%, as compared to net cash provided by financing activities of $20,150 for the year ended December 31, 2011.  The net cash provided by financing activities consisted solely of proceeds from shareholder loans.

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

Pursuant to the Shareholder Loans, for the years ended December 31, 2012 and December 31, 2011, the Company borrowed $17,994 and $20,150, respectively, of which accrued interest has been recorded in the amounts of $4,249 and $2,942, respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

SECURITAS EDGAR FILINGS, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	22

AUDITED FINANCIAL STATEMENTS: INCEPTION (OCTOBER 15, 2005) TO DECEMBER 31, 2011

BALANCE SHEETS	23
STATEMENTS OF OPERATIONS	24
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY	25
STATEMENTS OF CASH FLOWS	26
NOTES TO FINANCIAL STATEMENTS	27 - 29

Paritz & Company, P.A.

Certified Public Accountants

15 Warren Street, Suite 25

Hackensack, New Jersey  07601

PHONE:  (201) 342-7753

FAX:  (201) 342-7598

www.paritz.com

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

March 22, 2013

Board of Directors

Securitas EDGAR Filings, Inc.

(A Development Stage Company)

New York, New York

We have audited the accompanying balance sheets of Securitas Edgar Filings, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and the period from inception (October 31, 2005) to December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has incurred a net loss since inception, has a net accumulated deficit, and may be unable to raise further equity.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Securitas Edgar Filings, Inc., as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and the period from inception (October 31, 2005) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Hackensack, New Jersey

March 22, 2013

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2012		DECEMBER 31, 2011

ASSETS

CURRENT ASSETS:
Cash	$ 299	$ 290
Sundry current assets	259	282
TOTAL CURRENT ASSETS	558	572

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $22,238 & $20,176, respectively	4,956	5,524

TOTAL ASSETS	$ 5,514	$ 6,096

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$ 6,865	$ 8,834
TOTAL CURRENT LIABILITIES	6,865	8,834

LOAN PAYABLE – STOCKHOLDERS	68,925	50,931

TOTAL LIABILITIES	75,790	59,765

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001
50,000,000 shares authorized
12,218,205 and 12,193,315 shares
issued and outstanding, respectively	12,218	12,193
Additional paid-in capital	57,190	55,965
Deficit accumulated during the development stage	(139,684)	(121,827)
TOTAL STOCKHOLDERS’ DEFICIENCY	(70,276)	(53,669)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 5,514	$ 6,096

See notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	YEAR ENDED DEC 31, 2012	YEAR ENDED DEC 31, 2011	FROM INCEPTION (OCT 31, 2005 TO DEC 31, 2012)

REVENUE	$ -	$ -	$ 38,951

COSTS AND EXPENSES:
General and administrative expenses	13,608	20,058	168,872
Interest expense	4,249	2,942	9,763
TOTAL COSTS AND EXPENSES	17,857	23,000	178,635

NET LOSS	$ (17,857)	$ (23,000)	$ (139,684)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	.001	.001	.009

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,196,551	12,193,315	N/A

See notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Period From Inception (October 31, 2005) to December 31, 2012

	COMMON STOCK		Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount

BALANCE – OCTOBER 31, 2005 (INCEPTION)	8,353,860	$ 8,354	$ 24,262	$ -	$ 32,616
Net loss (2005)	-	-	-	-	-

BALANCE – DECEMBER 31, 2005	8,353,860	8,354	24,262	-	32,616
Net loss (2006)	-	-	-	(16,167)	(16,167)

BALANCE – DECEMBER 31, 2006	8,353,860	8,354	24,262	(16,167)	16,449
Issuance of common stock (2007)	3,545,455	3,545	17,297	-	20,842
Net loss (2007)	-	-	-	(11,809)	(11,809)

BALANCE – DECEMBER 31, 2007	11,899,315	11,899	41,559	(27,976)	25,482
Net loss (2008)	-	-	-	(17,020)	(17,020)

BALANCE – DECEMBER 31, 2008	11,899,315	11,899	41,559	(44,996)	8,462
Issuance of common stock (2009)	294,000	294	14,406	-	14,700
Net loss (2009)	-	-	-	(28,960)	(28,960)

BALANCE – DECEMBER 31, 2009	12,193,315	12,193	55,965	(73,956)	(5,798)
Net loss (2010)	-	-	-	(24,870)	(24,870)

BALANCE – DECEMBER 31, 2010	12,193,315	12,193	55,965	(98,827)	(30,669)
Net loss (2011)	-	-	-	(23,000)	(23,000)

BALANCE – DECEMBER 31, 2011	12,193,315	12,193	55,965	(121,827)	(53,669)
Issuance of common stock (2012)	25,000	25	1,225	-	1,250
Net loss (2012)	-	-	-	(17,857)	(17,857)

BALANCE – DECEMBER 31, 2012	12,218,205	$ 12,218	$ 57,190	$ (139,684)	$ (70,276)

See notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DEC 31, 2012	YEAR ENDED DEC 31, 2011	FROM INCEPTION (OCT 31, 2005) TO DEC 31, 2012
OPERATING ACTIVITIES:
Net loss	$ (17,857)	$ (23,000)	$ (139,684)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,084	1,659	22,392
Changes in operating assets and liabilities:
Accounts payable	(1,968)	6,325	6,865
Sundry current assets	-	-	(413)
NET CASH USED IN OPERATING ACTIVITIES	(17,741)	(15,016)	(110,840)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,494)	(5,256)	(27,194)
NET CASH USED IN INVESTING ACTIVITIES	(1,494)	(5,256)	(27,194)

FINANCING ACTIVITIES:
Sale of common stock	1,250	-	69,408
Loan from stockholders	17,994	20,150	68,925
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,244	20,150	138,333

INCREASE (DECREASE) IN CASH	9	(122)	299

CASH – BEGINNING OF PERIOD	290	412	-

CASH – END OF PERIOD	$ 299	$ 290	$ 299

See notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory Federal income tax rate to net loss before provision for income taxes for the following reasons:

December 31, 2012
Income tax expense at statutory rate	6,250
Valuation allowance	(6,250)
Income tax expense per books	$ -

Net deferred tax assets consist of the following components:

December 31, 2012
NOL carryover	$ 47,600
Valuation allowance	(47,600)
Income tax expense per books	$ -

The Company has a net operating loss carryover of $139,000 as of December 31, 2012 which expires from 2025 through 2032.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Research and development costs

Research and development costs are charged to the statement of operations as incurred.

NOTE 2 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2012 and 2011 the Company borrowed $17,994 and $20,150 respectively from two of its stockholders, of which it has paid interest of $0 for both years.

NOTE 3 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consists of three promissory notes with two of its stockholders in which the company may borrow up to $25,000, $20,000, and $10,000, respectively.  These borrowings bear interest at 5%, 8%, and 8% per annum, respectively.  They are due in part in December of 2014 and December of 2016.  The Company has paid no interest to the stockholders for 2012 and 2011.

For the year ending December 31, 2012 and 2011, the Company has accrued interest of $4,249 and $2,942, respectively.

NOTE  4 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the years ended December 31, 2012 and 2011, the Company has incurred losses of $17,857 and $23,000 respectively.  The Company has a stockholders’ deficiency of $70,276 at December 31, 2012 as compared to a stockholders’ deficiency of $53,669 at December 31, 2011.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5- SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through March 22, 2013, the date that these financial statements were issued.  There were no material subsequent events as of that date.

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

As of December 31, 2012, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, positions and age of our present sole executive officer and director:

Name	Age	Position
Jeremy Pearman	39	CEO, CFO, PAO, President, Secretary, Director

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

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth all cash compensation paid or proposed to be paid by us to the chief executive officer and the most highly compensated executive officers, and key employees for services rendered in all capacities to us during fiscal years 2012, 2011 and 2010.

Change in
Pension Value
and Non-
Qualified
						Non-Equity	Deferred
				Stock	Options	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name & Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jeremy Pearman	2012	-	-	-	-	-	-	-	-
CEO, President	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

Employment Agreements or Arrangements

On January 1, 2007, the Company and Jeremy Pearman, our President, CEO, Chief Financial Officer, Principal Accounting Officer, Secretary and sole Director entered into an employment agreement that currently extends until December 31, 2013. The employment agreement provides for an initial term of employment of three years, which is automatically extended for an additional one year term unless either party notifies the other of its intention not to renew for an additional year at least 30 days prior to the expiration of the then current term. As compensation, Mr. Pearman will be paid twenty percent (20%) of the gross revenues he derives on behalf of the Company.  In addition, the employment agreement contains a non-disclosure and a non-compete clause for a period of 12 months from the date of his departure or termination from the Company. A copy of the employment agreement has been filed as an Exhibit 10.4 to Company’s registration statement filed on Form S-1.

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

Pursuant to the Shareholder Loans, for the years ended December 31, 2012, and December 31, 2011 the Company borrowed $17,994 and $20,150, respectively, of which it has accrued interest of $4,249 and 2,942, respectively.  Refer to Notes 2 and 3 of the audited financial statements for December 31, 2012 and 2011.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The following table sets forth, as of December 31, 2012, the number and percentage of outstanding shares of common stock beneficially owned by (a) each person known by us to beneficially own more than five percent of such stock, (b) each director of the Company, (c) each named officer of the Company, and (d) all our directors and executive officers as a group. We have no other class of capital stock outstanding.

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

Audit Fees

The aggregate fees billed by Paritz for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings for the years ended December 31, 2012 and 2011 were $9,685 and $13,768, respectively.

Audit-Related Fees

There were no fees billed by Paritz for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the years ended December 31, 2012.

Tax Fees

The aggregate fees billed by Weller Consulting (“Consulting”) for professional services for tax compliance were $550 for the years ended December 31, 2012 and December 31, 2011.

All Other Fees

The aggregate fees billed by Weller for professional services for financial statement preparation were $1,800 for the years ended December 31, 2012 and December 31, 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K:

(b) Index to Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation*
3.2	By-Laws*
4.1	Form of Share Certificate*
5.1	Opinion of Counsel **
10.1	Private Placement Memorandum*
10.2	Subscription Agreement*
10.3	Registration Rights Agreement*
10.4	Employment Agreement dated January 1, 2007 between Securitas EDGAR Filings, Inc. and Jeremy Pearman*
10.5	Independent Contractor Agreement dated December 29, 2009 between Securitas EDGAR Filings, Inc. and Lawrence Williams, Jr.*
10.6	Agreement and Plan of Merger between Securitas EDGAR Filings, LLC and Securitas EDGAR Filings, Inc.***
10.7	Idearc Media Corp Agreement*
10.8	Independent Contractor Agreement dated March 27, 2012 between Securitas EDGAR Filings, Inc. and Epifanio Almodovar*****
10.11	Credit Agreement between Securitas EDGAR Filings, Inc. and Jeremy Pearman*
10.12	Credit Agreement between Securitas EDGAR Filings, Inc. and Kwajo Sarfoh*
10.13	Commercial Promissory Note between Securitas EDGAR Filings, Inc. and Jeremy Pearman.*
10.14	Commercial Promissory Note between Securitas EDGAR Filings, Inc. and Kwajo Sarfoh*
10.15	Line of Credit Draw Authorization*
14.1	Code of Ethics*
23.1	Consent of Paritz & Company, P.A. ****
23.2	Consent of Robert L. Diener, Esq. (included with Exhibit 5.1) **
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.******
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.******
101.INS	XBRL Instance Document.*******
101.SCH	XBRL Taxonomy Extension Schema Document.*******
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*******
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*******
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*******
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*******

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

***** Incorporated by reference to 10-K, filed with the Securities and Exchange Commission, Commission File No. 333-167824, on April 10, 2012.

****** Filed herewith.

******* Filed herewith.  XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SECURITAS EDGAR FILINGS, INC.

Date: April 15, 2013	By:	/s/ Jeremy Pearman
Jeremy Pearman
Principal Executive Officer Principal Financial Officer