Form 10-Q
period 2013-03-31
Securitas EDGAR Filings, Inc.
filed 2013-05-20
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of May 15, 2013, there were 12,218,205 shares of the registrant’s common stock outstanding.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

March 31, 2013 (Unaudited)		December 31, 2012 (Audited)

ASSETS

CURRENT ASSETS:
Cash	$ 430	$ 299
Sundry current assets	254	259
TOTAL CURRENT ASSETS	684	558

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $21,884 AND $22,238, RESPECTIVELY	4,664	4,956

TOTAL ASSETS	$ 5,348	$ 5,514

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 8,680	$ 6,865
TOTAL CURRENT LIABILITIES	8,680	6,865

LOAN PAYABLE – STOCKHOLDER’S	73,507	68,925
TOTAL LIABILITIES	$ 82,187	$ 75,790

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001
50,000,000 shares authorized, 12,218,205 and 12,218,205 shares
issued and outstanding, respectively	12,218	12,218
Additional paid-in capital	57,190	57,190
Deficit accumulated during development stage	(146,247)	(139,684)
TOTAL STOCKHOLDERS’ DEFICIENCY	(76,839)	(70,276)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 5,348	$ 5,514

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2012	FROM INCEPTION (OCTOBER 31, 2005) TO MARCH 31, 2013

REVENUE	$ -	$ -	$ 38,951

COSTS AND EXPENSES:
General and administrative expenses	5,362	2,226	174,233
Interest expense	1,201	967	10,965
TOTAL COSTS AND EXPENSES	6,563	3,193	185,198

NET LOSS	$ (6,563)	$ (3,193)	$ (146,247)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (.001)	$ (.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,218,205	12,193,315

See accompanying notes to condensed financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2012	FROM INCEPTION (OCTOBER 31, 2005) TO MARCH 31, 2013
OPERATING ACTIVITIES:
Net loss	$ (6,563)	$ (3,193)	$ (146,247)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	298	561	22,689
Changes in operating assets and liabilities:
Accounts payable	1,815	(3,637)	8,680
Sundry current assets	-	-	(413)
NET CASH USED IN OPERATING ACTIVITIES	(4,450)	(6,269)	(115,291)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(27,194)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(27,194)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	1,250	69,408
Loan from stockholders	4,581	4,850	73,507
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,581	6,100	142,915

INCREASE (DECREASE) IN CASH	131	(169)	430

CASH – BEGINNING OF PERIOD	299	290	-

CASH – END OF PERIOD	$ 430	$ 121	$ 430

See accompanying notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

The accompanying balance sheet as of March 31, 2013, and the related statements of operations and cash flows for the three months ended March 31, 2013 and 2012, are unaudited.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2012.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2013, the Company borrowed $4,581 from two of its stockholders, of which it has paid interest of $0.

NOTE 3 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consists of three promissory notes with two of its stockholders in which the company may borrow up to $25,000, $20,000, and $10,000, respectively.  These borrowings bear interest at 5%, 8%, and 8% per annum, respectively.  They are due in part in December of 2014 and December of 2016.  The Company has paid no interest to the stockholders as of March 31, 2013.

For the periods ending March 31, 2013 and 2012, the Company has accrued interest of $10,675 and $6,191, respectively.

NOTE 4 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the three months ended March 31, 2013, the Company has incurred losses of $6,563.  The Company has a stockholders’ deficiency of $76,839 at March 31, 2013.  The Company also had no revenue for the three months ended March 31, 2013.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through May 15, 2013, the date that these financial statements were issued.  There were no material subsequent events as of that date.

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

Since its incorporation the Company has generated revenues from operations of $38,951, and has incurred operating losses of $146,247. The Company has authorized capital stock of 50,000,000 shares of common stock, par value $.001. Our principal executive offices are located at 350 5th Ave, 59th Floor, New York, NY 10118, and our toll free number is (866) 956-8241. Our website address is www.securitasedgarfilings.com or also at www.sfilings.com. Information on our web site is not part of this memorandum.

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

Sales Brochure

We have developed and will send directly to 100 prospective clients several sales materials, including brochures, postcards and customized tailored marketing platforms that demonstrate comparative costs savings between the Company’s fee structure and the prospects current EDGAR service provider.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Our EDGAR conversion and submission income during the three months ended March 31, 2013 and March 31, 2012 resulted in net revenues of $0.  The lack of revenue from conversion and submission income was due to the upgrade of our conversion software to allow for XBRL conversion and filings and the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the three months ended March 31, 2013, were $5,362.  This was an increase of $3,136, or 140%, as compared to general and administrative expenses of $2,226 for the three months ended March 31, 2012.  During the three months ended March 31, 2013, we incurred interest expenses of $1,201.  This was an increase of $234, or 24%, as compared to interest expense of $967 for the three months ended March 31, 2012.

We had net loss of $6,563 (or basic and diluted loss per share of $(0.001) for the three months ended March 31, 2013, as compared to a net loss of $3,193 (or basic and diluted loss per share of $(0.001) for the three months ended March 31, 2012.  The increase in net loss was primarily due to an increase in general and administrative expenses for the period.

CAPITAL RESOURCES AND LIQUIDITY

We had total current assets of $684 for the three months ended March 31, 2013. This consisted of cash of $430 and sundry assets of $254.  This was an increase of $126, or 23%, as compared to total current assets of $558 for the year ended December 31, 2011. Other assets as of the three months ended March 31, 2013, included net property and equipment of $4,664.

We had a net working capital deficit of $7,996, as of March 31, 2013. This was an increase of $1,689, or 27%, as compared to a net working capital deficit of $6,307, for the year ended December 31, 2012.

We had total liabilities of $82,187 at March 31, 2013, which consisted of current liabilities of $8,680 and long term liabilities related to shareholder loans of $73,507. This was an increase of $6,397, or 8%, as compared to total liabilities of $75,790 at December 31, 2012.  This increase was primarily due to additional advances made to the Company by our officer and majority stockholder offset by a reduction of accounts payable.

We had a deficit accumulated during development stage of $146,247 for the three months ended March 31, 2013. This was an increase of $6,563, or 5%, as compared to an accumulated deficit of $139,684 for the year ended December 31, 2012.

We had net cash used in operating activities was $4,450 for the three months ended March 31, 2013, which consisted of a net loss of $6,563, depreciation of $298, and an increase in accounts payable of $1,815. The net cash used in operating activities of $4,450 for the three months ended March 31, 2013 represented a decrease of $1,481, or 24%, as compared to net cash used in operating activities of $6,269 for the three months ended March 31, 2012.

We had $0 in net cash used in investing activities for the three months ended March 31, 2013, which was the same as the net cash used in investing activities of $0 for the three months ended March 31, 2012.

We had $4,581 in net cash provided by financing activities for the three months ended March 31, 2013.  This was a decrease of 1,519, or 25%, as compared to net cash provided by financing activities of $6,100 for the three months ended March 31, 2012.  The net cash provided by financing activities consisted of proceeds of $4,581 from shareholder loans.

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

Pursuant to the Shareholder Loans, for the three months ended March 31, 2013, and the three months ended March 31, 2012, the Company borrowed $4,581 and $4,850 respectively, of which it has accrued interest of $0 and $0, respectively.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of March 31, 2013 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of March 31, 2013, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework".  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the period ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Our net loss from inception (October 31, 2005) through March 31, 2013 is $146,247.  We expect to incur operating losses in future periods due to expenses associated with this offering and current revenues and expenses.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Additionally, our majority stockholder has been involved in companies whose business plans were unsuccessful.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

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

Because a significant component of our growth strategy relates to increasing our revenues through the provision of EDGAR conversion and submission services to companies and individuals subject to the SEC disclosure and reporting requirements, our business would be adversely affected if we were unable to develop, maintain and manage an effective sales force to market our services to this customer group.  From December 2009 through June 2010, the Company utilized the services of an independent sales consultant.  We currently engage only one independent consultant to sell our services, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our independent auditors have added an explanatory paragraph to their review issued in connection with the financial statements for the period ended December 31, 2012, relative to our ability to continue as a going concern.  For the period ended March 31, 2013 we had negative working capital of $7,996, an accumulated deficit of $146,247, and recorded losses of $6,563 for the three months ended March 31, 2013. Our auditors have issued a going concern opinion for the period ended December 31, 2012. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations, in which case you could lose your investment.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

The Company did not sell any unregistered securities during the three months ended March 31, 2013.

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

SECURITAS EDGAR FILINGS, INC.

Date: May 20, 2013	By:	/s/ Jeremy Pearman
Jeremy Pearman
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )