Form 10-Q
period 2013-06-30
Securitas EDGAR Filings, Inc.
filed 2013-08-14
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of August 14, 2013, there were 12,218,315 shares of the registrant’s common stock outstanding.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 1A.  RISK FACTORS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

June 30, 2013 (Unaudited)		December 31, 2012 (Audited)

ASSETS

CURRENT ASSETS:
Cash	$ 380	$ 299
Sundry current assets	248	259
TOTAL CURRENT ASSETS	628	558

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $22,822 AND $22,238, RESPECTIVELY	4,372	4,956

TOTAL ASSETS	$ 5,000	$ 5,514

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 8,029	$ 8,140
TOTAL CURRENT LIABILITIES	8,029	8,140

LOAN PAYABLE – STOCKHOLDER’S	78,060	67,650
TOTAL LIABILITIES	$ 86,089	$ 75,790

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001
50,000,000 shares authorized, 12,218,315 and 12,218,315 shares
issued and outstanding, respectively	12,218	12,218
Additional paid-in capital	57,190	57,190
Deficit accumulated during development stage	(150,498)	(139,684)
TOTAL STOCKHOLDERS’ DEFICIENCY	(81,090)	(70,276)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 5,000	$ 5,514

See accompanying notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	SIX MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2012	THREE MONTHS ENDED JUNE 30, 2013	THREE MONTHS ENDED JUNE 30, 2012	FROM INCEPTION (OCTOBER 31, 2005) TO JUNE 30, 2013

REVENUE	$ -	$ -	$ -	$ -	$ 38,951

COSTS AND EXPENSES:
General and administrative expenses	8,284	7,171	2,923	4,945	178,432
Interest expense	2,530	1,997	1,328	1,030	11,017
TOTAL COSTS AND EXPENSES	10,814	9,168	4,251	5,975	189,449

NET LOSS	$ (10,814)	$ (9,168)	$ (4,251)	$ (5,975)	$ (150,498)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (.001)	$ (.001)	$ (.000)	$ (.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,218,315	12,218,315	12,218,315	12,218,315

See accompanying notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2012	FROM INCEPTION (OCTOBER 31, 2005) TO JUNE 30, 2013
OPERATING ACTIVITIES:
Net loss	$ (10,814)	$ (9,168)	$ (150,498)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	595	1,123	22,821
Changes in operating assets and liabilities:
Accounts payable	(110)	791	8,029
Sundry current assets	-	(450)	(249)
NET CASH USED IN OPERATING ACTIVITIES	(10,329)	(7,704)	(119,897)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(2,248)	(27,193)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,248)	(27,193)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	1,250	69,409
Loan from stockholders	10,410	8,597	78,061
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,410	9,847	147,470

INCREASE (DECREASE) IN CASH	81	(105)	380

CASH – BEGINNING OF PERIOD	299	290	-

CASH – END OF PERIOD	$ 380	$ 185	$ 380

See accompanying notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

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

The accompanying balance sheet as of June 30, 2013, and the related statements of operations and cash flows for the six months ended June 30, 2013 and 2012, are unaudited.  The unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2012.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2013, the Company borrowed $10,410 from two of its stockholders, of which it has paid interest of $0.

NOTE 3 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consists of three promissory notes with two of its stockholders in which the company may borrow up to $25,000, $20,000, and $10,000, respectively.  These borrowings bear interest at 5%, 8%, and 8% per annum, respectively.  They are due in part in December of 2014 and December of 2016.  The Company has paid no interest to the stockholders as of June 30, 2013.

NOTE 4 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the six months ended June 30, 2013, the Company has incurred losses of $10,814.  The Company has a stockholders’ deficiency of $81,090 at June 30, 2013.  The Company also had no revenue for the six months ended June 30, 2013.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through August 14, 2013, the date that these financial statements were issued.  There were no material subsequent events as of that date.

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

Since its incorporation the Company has generated revenues from operations of $38,951, and has incurred operating losses of $150,498. The Company has authorized capital stock of 50,000,000 shares of common stock, par value $.001. Our principal executive offices are located at 350 5th Ave, 59th Floor, New York, NY 10118, and our toll free number is (866) 956-8241. Our website address is www.securitasedgarfilings.com or also at www.sfilings.com. Information on our web site is not part of this memorandum.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Our EDGAR conversion and submission income during the three months ended June 30, 2013 and June 30, 2012 resulted in net revenues of $0.  The lack of revenue from conversion and submission income was due to the upgrade of our conversion software to allow for XBRL conversion and filings and the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the three months ended June 30, 2013, were $2,923, which was a decrease of $2,022, or 41%, as compared to general and administrative expenses of $4,945 for the three months ended June 30, 2012.  This decrease was primarily due to a decrease in professional fees of approximately $2,100 which was offset by small increases in other expenses. During the three months ended June 30, 2013, we incurred interest expenses of $1,328.  This was an increase of $298, or 29%, as compared to interest expense of $1,030 for the three months ended June 30, 2012. This increase was primarily due to additional advances made by two stockholders of the Company.

We had net loss of $4,251 (or basic and diluted loss per share of $(0.00) for the three months ended June 30, 2013, as compared to a net loss of $5,975 (or basic and diluted loss per share of $(0.00) for the three months ended June 30, 2012.  The decrease in net loss was primarily due to a decrease in general and administrative expenses for the period.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Our EDGAR conversion and submission income during the six months ended June 30, 2013 and 2012 resulted in net revenues of $0.  The lack of revenue from conversion and submission income was due to the upgrade of our conversion software to allow for XBRL conversion and filings and the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the six months ended June 30, 2013, were $8,284 which was an increase of $1,113, or 16%, as compared to general and administrative expenses of $7,171 for the six months ended June 30, 2012.  This increase was primarily due to an increase of transfer agent fees of approximately $500.00 and professional fees of approximately $1,300 which was offset by decreases in depreciation of approximately $500 and other miscellaneous administrative expenses. During the six months ended June 30, 2013, we incurred interest expenses of $2,530.  This was an increase of $533, or 27%, as compared to interest expense of $1,997 for the six months ended June 30, 2012. This increase was primarily due to additional advances made by two stockholders of the Company.

We had net loss of $10,814 (or basic and diluted loss per share of $(0.00) for the six months ended June 30, 2013, as compared to a net loss of $9,168 (or basic and diluted loss per share of $(0.00) for the six months ended June 30, 2012.  The increase in net loss was primarily due to an increase in general and administrative expenses for the period.

CAPITAL RESOURCES AND LIQUIDITY

We had total current assets of $628 for the six months ended June 30, 2013. This consisted of cash of $380 and sundry assets of $248.  This was an increase of $70, or 13%, as compared to total current assets of $558 for the year ended December 31, 2012. Other assets as of the six months ended June 30, 2013, included net property and equipment of $4,372.

We had a net working capital deficit of $7,401, as of June 30, 2013. This was a decrease of $181, or 2%, as compared to a net working capital deficit of $7,582, for the year ended December 31, 2012.

We had total liabilities of $86,090 at June 30, 2013, which consisted of current liabilities of $8,029 and long term liabilities related to shareholder loans of $78,061. This was an increase of $10,300, or 14%, as compared to total liabilities of $75,790 at December 31, 2012.  This increase was primarily due to additional advances made to the Company by our officer and majority stockholder.

We had a deficit accumulated during development stage of $150,498 for the six months ended June 30, 2013. This was an increase of $10,814, or 8%, as compared to an accumulated deficit of $139,684 for the year ended December 31, 2012.

We had net cash used in operating activities was $10,329 for the six months ended June 30, 2013, which consisted of a net loss of $10,814, depreciation of $595, and a decrease in accounts payable of $110. The net cash used in operating activities of $10,329 for the six months ended June 30, 2013 represented a decrease of $2,625, or 34%, as compared to net cash used in operating activities of $7,704 for the six months ended June 30, 2012.

We had $0 in net cash used in investing activities for the six months ended June 30, 2013, which represented a decrease of $2,248, or 100%, as compared to net cash used in investing activities of $2,248 for the six months ended June 30, 2012.

We had $10,410 in net cash provided by financing activities for the six months ended June 30, 2013.  This was an increase of $563, or 6%, as compared to net cash provided by financing activities of $9,847 for the six months ended June 30, 2012.  The net cash provided by financing activities consisted of proceeds of $10,410 from shareholder loans.

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

Pursuant to the Shareholder Loans, for the six months ended June 30, 2013, and the year ended December 31, 2012, the Company borrowed $10,410 and $8,597 respectively, of which it has accrued interest of $12,003 and $9,473, respectively.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of June 30, 2013, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework".  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the period ended June 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Our net loss from inception (October 31, 2005) through June 30, 2013 is $150,498.  We expect to incur operating losses in future periods due to expenses associated with this offering and current revenues and expenses.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Additionally, our majority stockholder has been involved in companies whose business plans were unsuccessful.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

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

•

web-based providers of EDGAR conversion services; and start-up companies entering the market.

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

Our independent auditors have added an explanatory paragraph to their review issued in connection with the financial statements for the period ended December 31, 2012, relative to our ability to continue as a going concern.  For the six months ended June 30, 2013, we had negative working capital of $7,401, an accumulated deficit of $150,498, and recorded losses of $10,814 for the six months ended June 30, 2013, and recorded losses of $4,251 for the three months ended June 30, 2013. Our auditors have issued a going concern opinion for the period ended December 31, 2012. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations, in which case you could lose your investment.

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

The Company did not sell any unregistered securities during the three months ended June 30, 2013.

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

SECURITAS EDGAR FILINGS, INC.

Date: August 14, 2013	By:	/s/ Jeremy Pearman
Jeremy Pearman
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )