Form 10-Q/A
period 2013-06-30
Securitas EDGAR Filings, Inc.
filed 2013-10-15
CIK 1456857

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of August 14, 2013, there were 12,218,205 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to Securitas EDGAR Filings, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Form 10-Q”), is to amend and correct the disclosure of the registrant’s common stock to properly report 12,218,205 issued and outstanding shares and not 12,218,315 as incorrectly disclosed on the Form 10-Q.

No other changes have been made to this Amendment.  This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

See accompanying notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	SIX MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2012	THREE MONTHS ENDED JUNE 30, 2013	THREE MONTHS ENDED JUNE 30, 2012	FROM INCEPTION (OCTOBER 31, 2005) TO JUNE 30, 2013

REVENUE	$ -	$ -	$ -	$ -	$ 38,951

COSTS AND EXPENSES:
General and administrative expenses	8,284	7,171	2,923	4,945	178,432
Interest expense	2,530	1,997	1,328	1,030	11,017
TOTAL COSTS AND EXPENSES	10,814	9,168	4,251	5,975	189,449

NET LOSS	$ (10,814)	$ (9,168)	$ (4,251)	$ (5,975)	$ (150,498)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (.001)	$ (.001)	$ (.000)	$ (.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,218,205	12,218,205	12,218,205	12,218,205

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2012.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, the Company borrowed $10,410 from two of its stockholders, of which it has paid interest of $0.

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

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing.  There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds from its stockholders. The Company is implementing a growth strategy for attracting new customers and reducing general and administrative expenses through operational and organizational efficiency initiatives.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this report on Form 10-Q/A, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SECURITAS EDGAR FILINGS, INC.

Date: October 15, 2013	By:	/s/ Jeremy Pearman
Jeremy Pearman
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )