Form 10-Q
period 2013-09-30
Securitas EDGAR Filings, Inc.
filed 2013-11-14
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:  As of November 14, 2013, there were 12,218,205 shares of the registrant’s common stock outstanding.

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

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

September 30, 2013		December 31, 2012

ASSETS

CURRENT ASSETS:
Cash	$ 226	$ 299
Sundry current assets	243	259
TOTAL CURRENT ASSETS	469	558

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $23,114 AND $22,238, RESPECTIVELY	4,080	4,956

TOTAL ASSETS	$ 4,549	$ 5,514

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 10,305	$ 8,140
TOTAL CURRENT LIABILITIES	10,305	8,140

LOAN PAYABLE – STOCKHOLDER’S	90,516	67,650
TOTAL LIABILITIES	$ 100,821	$ 75,790

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001
50,000,000 shares authorized, 12,218,205 and 12,218,205 shares
issued and outstanding, respectively	12,218	12,218
Additional paid-in capital	57,190	57,190
Deficit accumulated during development stage	(165,680)	(139,684)
TOTAL STOCKHOLDERS’ DEFICIENCY	(96,272)	(70,276)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 4,549	$ 5,514

See accompanying notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2013	NINE MONTHS ENDED SEPTEMBER 30, 2012	THREE MONTHS ENDED SEPTEMBER 30, 2013	THREE MONTHS ENDED SEPTEMBER 30, 2012	FROM INCEPTION (OCTOBER 31, 2005) TO SEPTEMBER 30, 2013

REVENUE	$ -	$ -	$ -	$ -	$ 38,951

COSTS AND EXPENSES:
General and administrative expenses	21,961	10,938	13,677	3,767	192,109
Interest expense	4,035	3,080	1,505	1,083	12,522
TOTAL COSTS AND EXPENSES	25,996	14,018	15,182	4,850	204,631

NET LOSS	$ (25,996)	$ (14,018)	$ (15,182)	$ (4,850)	$ (165,680)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (.002)	$ (.001)	$ (.001)	$ (.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	12,218,205	12,218,205	12,218,205	12,218,205

See accompanying notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30, 2013	NINE MONTHS ENDED SEPTEMBER 30, 2012	FROM INCEPTION (OCTOBER 31, 2005) TO SEPTEMBER 30, 2013
OPERATING ACTIVITIES:
Net loss	$ (25,996)	$ (14,018)	$ (165,680)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	892	1,725	23,285
Changes in operating assets and liabilities:
Accounts payable	2,165	(2,518)	10,305
Sundry current assets	-	-	(415)
NET CASH USED IN OPERATING ACTIVITIES	(22,939)	(14,811)	(132,505)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(1,494)	(27,193)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,494)	(27,193)

FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	1,250	69,408
Loan from stockholders	22,866	14,924	90,516
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,866	16,174	159,924

INCREASE (DECREASE) IN CASH	(73)	(131)	226

CASH – BEGINNING OF PERIOD	299	290	-

CASH – END OF PERIOD	$ 226	$ 159	$ 226

See accompanying notes to financial statements

SECURITAS EDGAR FILINGS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.  For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2012 filed with Form 10-K.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

Stockholder loans payable consists of five promissory notes with two of its stockholders in which the company may borrow, in aggregate, up to $140,000. These borrowings bear interest from 5% to 8% per annum.  They are due starting in December of 2014 through December of 2018.  The Company has paid no interest to the stockholders as of September 30, 2013.

Also included in stockholder loans payable is $13,509 in accrued interest.

During the nine months ended September 30, 2013, the Company borrowed $22,866 from two of its stockholders, of which it has accrued interest of $4,035, and paid interest of $0.

For the periods ending September 30, 2013, and year ending December 31, 2012, the Company has accrued interest of $13,509 and $9,473, respectively.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  The Company has generated minimal revenue since its inception, has accumulated losses of $165,680 since inception, and has a stockholder deficiency of $96,272 at September 30, 2013.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements through, the date that these financial statements were issued.  There were no material subsequent events as of that date.

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

Since its incorporation the Company has generated revenues from operations of $38,951, and has incurred operating losses of $165,680. The Company has authorized capital stock of 50,000,000 shares of common stock, par value $.001. Our principal executive offices are located at 350 5th Ave, 59th Floor, New York, NY 10118, and our toll free number is (866) 956-8241. Our website address is www.securitasedgarfilings.com or also at www.sfilings.com. Information on our web site is not part of this memorandum.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Our EDGAR conversion and submission income during the three months ended September 30, 2013 and September 30, 2012 resulted in net revenues of $0.  The lack of revenue from conversion and submission income was due to the upgrade of our conversion software to allow for XBRL conversion and filings and the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the three months ended September 30, 2013, were $13,677, which was an increase of $9,910, or 263%, as compared to general and administrative expenses of $3,767 for the three months ended September 30, 2012.  This increase was primarily due to an increase of transfer agent fees of approximately $10,500.  During the three months ended September 30, 2013, we incurred interest expenses of $1,505.  This was an increase of $422, or 39%, as compared to interest expense of $1,083 for the three months ended September 30, 2012. This increase was primarily due to additional advances made by two stockholders of the Company.

We had net loss of $15,182 (or basic and diluted loss per share of $(0.00) for the three months ended September 30, 2013, as compared to a net loss of $4,850 (or basic and diluted loss per share of $(0.00) for the three months ended September 30, 2012.  The increase in net loss was primarily due to an increase in general and administrative expenses for the period.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Our EDGAR conversion and submission income during the nine months ended September 30, 2013 and 2012 resulted in net revenues of $0.  The lack of revenue from conversion and submission income was due to the upgrade of our conversion software to allow for XBRL conversion and filings and the fact that we were not successful in converting our pipeline of SEC registrants into contracts for the period.

General and administrative expenses for the nine months ended September 30, 2013, were $21,961 which was an increase of $11,023, or 100%, as compared to general and administrative expenses of $10,938 for the nine months ended September 30, 2012.  This increase was primarily due to an increase of transfer agent fees of approximately $10,500.  During the nine months ended September 30, 2013, we incurred interest expenses of $4,035.  This was an increase of $955, or 31%, as compared to interest expense of $3,080 for the nine months ended September 30, 2012. This increase was primarily due to additional advances made by two stockholders of the Company.

We had net loss of $25,996 (or basic and diluted loss per share of $(0.00) for the nine months ended September 30, 2013, as compared to a net loss of $14,018 (or basic and diluted loss per share of $(0.00) for the nine months ended September 30, 2012.  The increase in net loss was primarily due to an increase in general and administrative expenses for the period.

CAPITAL RESOURCES AND LIQUIDITY

We had total current assets of $469 for the nine months ended September 30, 2013. This consisted of cash of $226 and sundry assets of $243.  This was a decrease of $89, or 16%, as compared to total current assets of $558 for the year ended December 31, 2012. Other assets as of the nine months ended September 30, 2013, included net property and equipment of $4,080.

We had a net working capital deficit of $9,836, as of September 30, 2013. This was an increase of $2,254, or 30%, as compared to a net working capital deficit of $7,582, for the year ended December 31, 2012.

We had total liabilities of $100,821 at September 30, 2013, which consisted of current liabilities of $10,305 and long term liabilities related to shareholder loans of $90,516. This was an increase of $14,726, or 19%, as compared to total liabilities of $75,790 at December 31, 2012.  This increase was primarily due to additional advances made to the Company by our officer and majority stockholder.

We had a deficit accumulated during development stage of $165,680 for the nine months ended September 30, 2013. This was an increase of $25,996, or 19%, as compared to an accumulated deficit of $139,684 for the year ended December 31, 2012.

We had net cash used in operating activities was $22,939 for the nine months ended September 30, 2013, which consisted of a net loss of $25,996, depreciation of $892, and an increase in accounts payable of $2,165. The net cash used in operating activities of $22,939 for the nine months ended September 30, 2013 represented a decrease of $8,128, or 55%, as compared to net cash used in operating activities of $14,811 for the nine months ended September 30, 2012.

We had $0 in net cash used in investing activities for the nine months ended September 30, 2013, which represented a decrease of $1,494, or 100%, as compared to net cash used in investing activities of $1,494 for the nine months ended September 30, 2012.

We had $22,866 in net cash provided by financing activities for the nine months ended September 30, 2013.  This was an increase of $6,692, or 41%, as compared to net cash provided by financing activities of $16,174 for the nine months ended September 30, 2012.  The net cash provided by financing activities consisted of proceeds of $22,866 from shareholder loans.

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

The documents representing the terms of the Notes and Credit Agreements (collectively referred to as “Shareholder Loans”) have been filed as Exhibits 10.11 through 10.15 to the registration statement dated July 28, 2010.

On May 19, 2012, in consideration for the Credit Agreements, the Company executed and delivered in favor of Creditors a Commercial Promissory Note (“Note 1”) providing a maturity date of December 31, 2016 and interest is accruing on the principal balance outstanding from time to time at an annual rate of five percent (5%). All outstanding principal and unpaid interest under Note 1 and all other amounts due and payable under this Note 1 shall become automatically due and payable, without demand or notice, on December 31, 2016.  The Note 1 can be prepaid without premium or penalty.  The document representing the terms of this Note 1 has been filed as Exhibit 10.16 to the Form 10-Q, dated May 21, 2012.

On July 1, 2013, our board of directors determined that it was in the best interests of the Company to issue additional Commercial Promissory Notes (“Note 2”), whereby the Company would enter into credit agreements with the majority stockholders Mr. Pearman and Mr. Sarfoh (collectively referred to as “Creditors”) to obtain credit for working capital and other general business purposes (“Credit Agreements”).  Pursuant to the terms of the Credit Agreements, the Creditors agreed to extend additional credit to the Company in an amount up to $85,000, in aggregate, with Mr. Pearman and Mr. Sarfoh entering into separate Credit Agreements of $45,000 and $40,000, respectively.

On July 1, 2013, in consideration for the Credit Agreements, the Company executed and delivered in favor of Creditors Commercial Promissory Notes (“Notes 2”) providing with respect to the Loans a maturity date of December 31, 2018, and interest is accruing on the principal balance outstanding from time to time at an annual rate of five percent (5%) payable. All outstanding principal and unpaid interest under the Notes 2 and all other amounts due and payable under the Notes 2 shall become automatically due and payable, without demand or notice, on December 31, 2018. The Notes 2 can be prepaid without premium or penalty.

The documents representing the terms of the Notes 2 and Credit Agreements have been filed as Exhibits 10.17 through 10.20 to this Form 10-Q.

Pursuant to the Shareholder Loans, for the nine months ended September 30, 2013, and the year ended December 31, 2012, the Company has accrued interest of $13,509 and $9,473, respectively.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of September 30, 2013 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

As of September 30, 2013, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework".  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the period ended September 30, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Our net loss from inception (October 31, 2005) through September 30, 2013 is $165,680.  We expect to incur operating losses in future periods due to expenses associated with this offering and current revenues and expenses.  We cannot be sure that we will be successful in generating revenues in the future and in the event we are unable to generate sufficient revenues or raise additional funds we will analyze all avenues of business opportunities. Additionally, our majority stockholder has been involved in companies whose business plans were unsuccessful.  Management does not have any current plans or intentions, but in the future, may consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination to increase business and potentially increase the liquidity of the Company.  Such a business combination may ultimately fail, decreasing the liquidity of the Company and shareholder value or cause us to cease operations, and investors would be at risk to lose all or part of their investment in us.

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

Our independent auditors have added an explanatory paragraph to their review issued in connection with the financial statements for the period ended December 31, 2012, relative to our ability to continue as a going concern.  For the nine months ended September 30, 2013, we had negative working capital of $9,836, an accumulated deficit of $165,680, and recorded losses of $25,996 for the nine months ended September 30, 2013, and recorded losses of $15,182 for the three months ended September 30, 2013. Our auditors have issued a going concern opinion for the period ended December 31, 2012. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations, in which case you could lose your investment.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

The Company did not sell any unregistered securities during the three months ended September 30, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.17*	Credit Agreement between Securitas EDGAR Filings, Inc. and Kwajo Sarfoh
10.18*	Commercial Promissory Note between Securitas EDGAR Filings, Inc. and Kwajo Sarfoh
10.19*	Credit Agreement between Securitas EDGAR Filings, Inc. and Jeremy Pearman
10.20*	Commercial Promissory Note between Securitas EDGAR Filings, Inc. and Jeremy Pearman
31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

SECURITAS EDGAR FILINGS, INC.

Date: November 14, 2013	By:	/s/ Jeremy Pearman
Jeremy Pearman
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )