Form 10-K
period 2013-12-31
MJ Holdings, Inc.
filed 2014-03-31
CIK 1456857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-8235905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4141 NE 2nd Avenue Suite 204-A Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 305-455-1881

SECURITAS EDGAR FILINGS, INC. 350 Fifth Avenue, 59th Floor New York, NY 10118
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one:)

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013, based upon the closing sale price of such equity on the OTC Bulletin Board on such date, was $0.

As of March 25, 2014, there were 12,218,205 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference: None.

MJ HOLDINGS, INC.
TABLE OF CONTENTS

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "MJ Holdings, Inc." "MJ Holdings," "we," "us," "our" and the Company refer to MJ Holdings, Inc., formerly Securitas EDGAR Fiilngs, Inc.

PART I

Item 1. Business

Company Background

We were originally incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida Limited Liability Company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January, 21 2009, Securitas Edgar Filings LLC merged into Securitas Edgar Filings, Inc., a Nevada corporation. Since our inception and until February 2014, we operated as an EDGAR filing agent, wherein we assisted company's in preparing and filing periodic reports with the United States Securities and Exchange Commission ("SEC") on the EDGAR, (electronic data gathering analysis retrieval) platform. On February 14, 2014, we amended and restated our Articles of Incorporation and changed our name to MJ Holdings, Inc., concurrent with our name change, we changed our business model and began exploring opportunities in the legal marijuana industry, principally in real estate opportunities in connection therewith. Our fiscal year is a calendar year ending December 31.

Our principal executive offices are located at 4141 NE 2nd Avenue Suite 204A, Miami, Florida 33137, and our telephone number is (305) 455-1800 . Our website is located at www.mjholdingsinc.com.

Our Business

MJ Holdings acquires and leases real estate to licensed marijuana operators, including but not limited to providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. Additionally, MJ Holdings plans to explore ancillary opportunities in the regulated marijuana industry.

The Company does not and will not, until such time as Federal law allows, grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

Marijuana

Marijuana is the third most popular recreational drug in America (behind only alcohol and tobacco.) According to government surveys, some 25 million Americans have smoked marijuana in the past year and according to a Gallup Poll 38% of all Americans tried marijuana, up from 4% in 1969 and 33% in 1985.

States where Marijuana is Legal; Canada and Uruguay

As of 2014, 20 US States, including:

Alaska	District of Columbia	Michigan	Oregon
Arizona	Hawaii	Montana	Rhode Island
California	Illinois	Nevada	Vermont
Colorado	Maine	New Hampshire	Washington
Connecticut	Maryland	New Jersey
Delaware	Massachusetts	New Mexico

have passed laws permitting state licensed healthcare practitioners to prescribe and or recommend marijuana for medical use and permit its residents the use of marijuana for medical purposes. To date only Colorado and Washington state permit recreational use.

Fifty-five percent of Americans support legislative efforts to legalize marijuana, according to a new NBC News/Wall Street Journal poll. Those respondents would back similar laws to the ones on the books in Colorado and Washington state, where adults over the age of 21 are permitted to possess limited amounts of marijuana for personal use. A recent Gallup poll indicated that 58% thought marijuana shoud be legalized.

Canada

The Canadian government has legalized medical marijuana and on April 1, 2014 new rules rules governing medical marijuana production will take effect. The new rules, prohibit the 37,000 Canadians currently licensed to possess cannabis for medicinal use to grow their own, or purchase from small-scale producers, as they've been allowed since 2001. Under the system being phased out, Canada's medical marijuana patients were licensed to consume 190,000 kilograms of dried cannabis last year. About 60% of medicinal pot was grown by the licensed users themselves. The new law requires medical marijuana users to buy their marijuana directly from commercial operators who are approved and licensed by Health Canada. Patients will still need a document signed by a health care practitioner to buy medical marijuana, but they will no longer require a permit from Health Canada.

Health Canada estimates, the number of licensed medical marijuana consumers will increase almost ten-fold in the next decade and that by 2024, the "legal marijuana supply industry" may have annual revenues of $1.3-billion.

Uruguay

Legalized marijuana was signed into law on December 23, 2013, with Uruguayan government officials working towards an April 9, 2014 deadline to finalize the details of the new legislation. The entire system in expected to be established by the middle of 2014; but, as of December 24, 2013, it is legal to grow marijuana at home up to six plants per family and a yearly amount of 480 grams, or about one pound. Users have to be 18 or older and be registered in a national database to track their consumption. Companies can get apply for a license to cultivate however the government will control the entire production and determine the price, quality, and maximum production volume.

The Uruguayan government estimates 70,000 users and a production requirement of 5,000 pounds each month to meet demand.

The Market for Legal Marijuana

According to Arcview Market Research, in 2013 the US national legal marijuana market value was assessed at $1.44 billion, comprising all states that have active and open sales of cannabis to legally possess it under state law. The national market is projected to grow to $2.34 billion by 2014. The 5-year national market potential is $10.2 billion.

Business Strategy

MJ Holdings acquires and leases real estate to licensed marijuana operators, including but not limited to providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners.  Additionally, MJ Holdings plans to explore ancillary opportunities in the regulated marijuana industry.

The Company does not and will not, until such time as Federal law allows, grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

As a participant in the regulated marijuana industry, we intend to:

  Acquire and lease real estate zoned for legalized marijuana operations;
  Lease and manage turnkey grow, retail and commercial kitchen solutions for licensed marijuana operators;
  Finance real estate acquisitions and facilitate loan programs backed by real estate assets;
  Offer real estate structures that maximize working capital to legal marijuana operators;
  Establish marijuana grow and retail operations in jurisdictions where we are legally allowed to do so, ie. Canada and Uruguay; and,
  Position ourselves to operate legal marijuana operations in the U.S. if and when Federal laws reconcile with state laws and marijuana becomes legal under federal law.
5

We have devised our current business strategy based on certain limitations related to the legal status of marijuana under federal law and the fact that we are a public company and make certain representations and warranties in connection with our public filings with the United States Securities and Exchange Commission. We recognize the significant opportunities in the legalized marijuana space and believe that using our current business model, we can position ourselves to not only develop a significant business along our current path, but be able to leverage our position, relationships and assets to capitalize on additional opportunities in the future, if and when federal law reconciles with state law; resulting in the federal legalization of marijuana.

Acquire and Lease Real Estate zoned for legalized marijuana operations.

According to the Colorado Department of Revenue's marijuana enforcement division, the city of Denver (pop. 650,000) counts roughly 650 medical and recreational marijuana dispensaries. Those storefronts are supplied by 910 grow operations and 166 infused product kitchens -- all which legally occupy an estimated 1.5 to 3 million square feet of commercially zoned space in Denver's outer industrial zones.

We believe that the growth in the marijuana industry in Colorado and Washington State related to the expansion of marijuana for recreation use, and in other states as new users become consumers of medical marijuana; operators will seek to expand their operations to service the growing demand, which will expand the need for real estate zoned for marijuana operations. We intend to exploit an opportunity that exists, due to the fact that certain landlords have been resistant to lease to marijuana operators due to its status under federal law, and as a result landlords who are willing to lease to marijuana tenants may be able to lease the property at a premium to current market rents, that is not to say that we wouldn't enter into leases with qualified tenants for at the market rent.

Moreover and to increase our returns on real estate investments, under certain circumstances we may defer rent and or extend credit for rent to tenants during grow cycles, in exchange for higher rent during harvest cycles and or for interest accrued during deferral periods.

We plan to acquire and lease unimproved warehouse shells and or provide build out options as needed on long term leases, build outs may include, HVAC, fans, lights, irrigation and security systems; which will be leased at higher rents.

Lease and Manage Turn-Key Grow, Retail Solutions for Licensed Marijuana Operators.

We plan to offer turnkey and managed facilities similar to executive office suites, where we may provide flex space, communal secretarial staff and security personnel.

In certain states, there are strict limits as to the number of plants an operator may grow and laws that require enrollment of patients for whom to grow for. These laws make it difficult for an operator to expand, as it would either require 1) frequent moves to larger facilities or 2) the addition of new facilities, which is not cost effective or 3) it would require leasing a space larger than needed and pay for unused space. In our model we would effectively allow our tenants to "pay per row" and allow tenants to add space as needed. Additionally, in a managed environment, tenants would realize savings by sharing the costs of certain administrative personnel and capital expenditures. We believer that flex space and managed properties would be attractive to growers and will allow us to command premium rents, while providing premium services to our tenants.

Finance real estate acquisitions and facilitate loan programs backed by real estate assets.

We believe that there is an opportunity to offer hard money loans to marijuana operators to acquire property and or to lend on property already owned to finance the acquisition of additional property or for working capital. A hard money loan is a type of real estate loan collateralized against the quick-sale value of the property for which the loan is made. In a hard money loan arrangement we would hold the first lien position, meaning that in the event of a default, we would be secured by the property and be the first creditor to receive payment upon liquidation of the asset. We would make loans based on a percentage of the quick-sale value of the property; the so called loan-to-value or LTV ratio. LTV ratios will be established on a case by case basis, based on the particulars of each loan. We believe that we can generate income based on a mix of fees and interest spreads based on the cost of money and the interest rate charged to the borrower.

Offer Real Estate Structures that Maximize Working Capital to Legal Marijuana Operators.

We plan to offer sale-and-leaseback programs to qualified licensed operators. A sale-and-leaseback is a commercial real estate transaction in which one party, in our case a licensed marijuana grower/dispensary, sells its corporate real estate assets to us, and we agree to lease the property back to the seller.

The advantage to the licensed marijuana operator of executing a leaseback is freeing up cash that is otherwise tied up in their real estate assets to:

  Help finance expansion of their business, purchase new equipment and or invest in new business opportunities.
  Help pay down debt and improve the company's balance sheet.
  Help reduce the seller/lessee's business income tax liability caused by the appreciation in value (land only) of its corporate real estate assets. In addition, the seller/lessee as a tenant can deduct all rent payments as a business expense on its annual tax returns.

The advantages for the Company are, a:

  Fair return on the investment in the form of rent during the lease term, and ownership of a depreciable asset already occupied by a reliable tenant.
  Long-term, fully leased asset with a guaranteed income stream.
  For income-tax purposes, we can take an expense deduction for an investment in a depreciable property to allow for the recovery of the cost of the investment.
7

Establish Marijuana Grow and Retail Operations in Legal Jurisdictions

We plan to explore opportunities to establish grow and retail marijuana operations in Canada and Uruguay. We can give no assurances that our investigation will result in plans to move forward or that we would be successful in acquiring the governmental approvals necessary to become licensed operators in these jurisdictions.

Canada

Health Canada estimates the number of licensed medical marijuana consumers will increase to approximately 370,000 by 2024 and that by then the legal marijuana will generate annual revenues of $1.3 billion. We believe that we would be well served by establishing Canadian marijuana operations. The Canadian market is substantially similar to the U.S., in terms of language, culture and legal framework. We believe that the experience we develop in building out grow facilities in the US will be valuable in our efforts to establish a Canadian operation. Moreover, we anticipate that our efforts to operate in Canada will better prepare us to operate commercial grow and retail operations in the US, at such time as federal law permits.

Uruguay

We believe that an opportunity exists for us to establish operations in Uruguay, principally due to relationships that are currently in place in Uruguay. We anticipate that any marijuana grow operations in Uruguay will be accomplished through a joint venture with local partners.

Position Ourselves to Operate Legal Marijuana Operations in the U.S. if and when Federal Laws Reconcile with State Laws and Marijuana Becomes Legal under Federal Law.

We plan to position the Company to procure a medical marijuana license in Florida. Florida is the third most populous state and our corporate headquarters. In 2014, the Florida Supreme Court approved language to amend the Florida Constitution to approve marijuana for medical use. We anticipate that, should the ballot measure pass, allocation of licenses and final approvals for operations would not be given until 2016, a year some believe may see the Federal government legalizing marijuana. In anticipation of the aforementioned, we plan to engage in lobbying efforts in hopes of positioning ourselves to win a state issued license. We believe with the amount of people in Florida and its demographic composition, Florida is positioned to be the largest US market for medicinal marijuana in the United States.

Financing Real Estate Transactions

We plan to issue promissory notes to finance real estate acquisitions and real estate backed loans; we believe that the revenue generated by the leases and loans will be sufficient to service the interest due under the notes and will offer an attractive enough yield for investors, such that we believe that we can borrow the capital needed to execute our plans and to establish a significant portfolio of income producing investments. As needed, we may employ additional financing and ownership structures and incentives to provide additional yield as needed to secure financing for acquisitions. Moreover, we expect to securitize the notes we issue by the target property we are acquiring.

We believe our plan of acquiring real estate zoned for marijuana operations and leasing said properties to licensed operators, on long term leases, with negotiated lease rates on a triple net basis, secured by the underlying real estate asset, will be attractive to our network of real estate investors. and will provide us with the capital needed for acquisition of real estate properties and or to refinance our real estate properties as notes mature.

Competition

We face significant competition from a diverse mix of market participants, including but not limited to, other public companies with similar business models, independent investors, hedge funds and other real estate investors, hard money lenders, as well as would be clients, marijuana operators themselves, all of whom, who may compete against us in our efforts to acquire real estate zoned for marijuana grow and retail operations. In some instances, we will be competing to acquire real estate with persons who have no interest in the marijuana business, but have identified value in a piece of real estate that we may be interested in acquiring. We believe that, as a public company, we have a greater arsenal of tools in the form of our equity than do private company competitors, and we believe that we can provide a greater potential upside as a result of the consideration mix we can offer that private companies can not. Our greatest competitive threat will likely come from banks, if and when they begin servicing marijuana operators, as the interest rates offered by banks are typically lower than those we can offer.

Market Conditions

We believe that the market conditions for our business strategies are good, particularly due to:

  traditional banks unwillingness to engage in banking relationships with marijuana operators, the rapid pace of growth of marijuana operators and their capital needs, and the speed at which we believe we can provide funding.

Banks Unwilling to Lend

We plan to exploit and capitalize on the opportunity which exists due to the lack of access to traditional banking relationships by and between state licensed marijuana operators and banks. These small businesses have no access to credit, loans, mortgages or other products typically offered by banks, despite recent pronouncements by the Obama administration and the Department of Justice, granting "permission" for banks to engage in traditional banking relationships, including but not limited to accepting deposits from state licensed marijuana operators. Banks have, and continue to shun clients whose deposits are generated from the sale of marijuana, due to marijuana's legal status under federal laws, and its classification as a schedule I drug, for fear of prosecution under several federal statutes, including but not limited to money laundering.

Rapid Growth

Marijuana sales are accelerating in all jurisdictions in which medical marijuana is legally sold, however the rate of growth at which sales are expanding in Colorado, since January 1, 204, when the State approved marijuana sales for recreational purposes has left operators scrambling to meet demand. This vacuum of supply and the corresponding overwhelming demand has created an opportunity for us, as operators race to expand their businesses in an effort to capture market share. The rapid build up of demand, coupled with a shortage of supply, together with a lack of banking relationships and credit and the need for capital for large capital expansion and improvements has contributed to an opportunity for us to provide much needed financing, moreover, we expect this dynamic to continue and to repeat throughout the country as marijuana use continues to grow.

Availability of Suitable Properties

We believe that there is ample opportunity to acquire suitable properties of different sizes to accommodate the varying needs of prospective tenants.

Intellectual Property

We don't own any intellectual property, other than common law rights to our logo and tradedress. We do own various internet domain names which me may develop into internet properties and brands at some point in the future.

Government Regulation

Federal Laws

The U.S. Government classifies marijuana as a schedule-I controlled substance; and as a result in accordance to Federal law marijuana is an illegal substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes. Federal prosecutions of marijuana crimes, where the operators are acting in accordance with state law are rare, this is as a result of U.S. Justice department policies of the current presidential administration, to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law, a copy of the Justice Department memorandum to US attorneys is attached hereto.

While different presidential administrations may maintain a similar policy position towards marijuana, and while as a growing number of states vote to legalize marijuana for medical and recreational use, which may result in a reconciliation of Federal and state laws legalizing marijuana, it is possible that a future presidential administration could reverse course on the progress made towards marijuana legalization, and seek to enforce federal laws and thereby eliminating the legal marijuana industry.

State Laws

The following states have passed laws permitting state licensed healthcare practitioners to prescribe and or recommend marijuana for medical use and permit its residents the use of marijuana for medical purposes.

Alaska	District of Columbia	Michigan	Oregon
Arizona	Hawaii	Montana	Rhode Island
California	Illinois	Nevada	Vermont
Colorado	Maine	New Hampshire	Washington
Connecticut	Maryland	New Jersey
Delaware	Massachusetts	New Mexico

To date only Colorado and Washington state permit recreational use.

Additionally, the following states have passed laws decriminalizing marijuana. Typically, decriminalization means no prison time or criminal record for first-time possession of a small amount for personal consumption. The conduct is treated like a minor traffic violation.

Alaska	Maine	Nebraska	Ohio
California	Massachusetts	Nevada	Oregon
Colorado	Minnesota	New York	Rhode Island
Connecticut	Mississippi	North Carolina	Vermont

Local Laws; Zoning

Local laws at the city, county and municipal level add an additional layer of complexity to legalized marijuana. Despite a State's having adopted legislation legalizing marijuana, cities, counties and municipalities, within the state seem to have the ability to otherwise restrict marijuana activities, including but not limited to cultivation, retail or consumption.

The Michigan Supreme Court ruled Thursday that local officials in Michigan may not ban the use of medical marijuana within their boundaries — a unanimous landmark ruling expected to overturn local ordinances in Livonia, Birmingham, Bloomfield Hills and Lyon Township.

Whereas, in Washington state, the Attorney General issued a formal opinion that local laws can restrict legal marijuana enterprises, by banning them, restricting zoning and or enforcing federal law, the Attorney General indicated that the Washington State constitution gives great weight to local laws, and because the initiative's sponsors failed to explicitly declare that it would supersede local regulations, "normal powers of local governments to regulate within their jurisdictions" remained in place.

The effect of local laws and changes based on legal challenges or policy changes will have a direct effect on the values of property we seek to acquire, as more properties are zoned for marijuana operations and or as cities with large populations that may have previously restricted marijuana, ease those restrictions, properties within those cities may become more attractive and real estate prices in neighboring communities, outside those populist hubs, may decline and the corresponding rents they draw. In the event that we have long term leases in place and our tenants remain in good standing, this should not affect our short term cash-flows.

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments and may otherwise be restricted by state laws, for example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There are and or will be similar restrictions imposed on marijuana operators, which will restrict how and where marijuana operations can be located and the manner and size of which they can grow and operate. Additionally, zoning is subject to change, properties can be re-zoned and a given zoning may be withdrawn. How properties are zoned will have a direct impact on our business operations, additionally we expect to require the assistance of local counsel, as needed to ensure that properties we may acquire are properly zoned. We intend to seek to purchase property that has the appropriate zoning in place for our tenants operations.

Employees

As of December 31, 2013, we had one employee, Jeremy Pearman, our president, CEO, CFO and principal accounting officer.

Item 1A. Risk Factors

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report. These risk factors are not presented in the order of importance or probability of occurrence.

Risks Related to Our Business

We Have no Operating History Within this Industry, and we may not Succeed.

While our CEO, Shawn Chemtov, has significant experience in real estate transactions, including but not limited to commercial leases and landlord-tenant relations. We have no specific operating history or experience in procuring, building out or leasing real estate for agricultural purposes, specifically marijuana grow facilities and as such, within this industry we may not succeed. Moreover, We are subject to all risks inherent in a developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. For example, the medical marijuana industry is a new industry that as a whole may not succeed, particularly should the Federal government change course and decide to prosecute those dealing in medical marijuana under Federal law. If that happens there may not be an adequate market for our properties.

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, delays and or complications with build outs, zoning issues, legal disputes with neighbors, local governments, communities and or tenants. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

We may be unable to identify and or successfully acquire properties which are suitable for our business, we will rely on local real estate professionals and our own due diligence to ensure we are acquiring the right properties and at the right price; zoning; market for properties.

We may be unable to identify and or successfully acquire properties which are suitable for our business, we will rely on local real estate professionals and our own due diligence to ensure we are acquiring the right properties and at the right price; zoning; market for properties.

Our business plan involves the identification and the successful acquisition of properties which are zoned for marijuana businesses, including grow and retail, the properties we acquire, will be leased to licensed marijuana operators. There can be no assurance that we will be able to identify and or obtain the capital needed to purchase any properties. Additionally, local governments must approve and adopt zoning ordinances for marijuana grow facilities and retail dispensaries. A lack of properly zoned real estate may reduce our prospects and limit our opportunity for growth and or increase the cost at which suitable properties are available to us, conversely a surplus of real estate zoned for marijuana establishments may reduce demand and prices we are able to charge for properties we may have previously acquired.

Going concern report of independent certified public accountants.

Our limited history of operations and our absence of revenues to date raise substantial doubt about our ability to continue as a going concern. In this regard, see the Report of Independent Certified Public Accountants accompanying our audited financial statements appearing elsewhere herein which cites substantial doubt about our ability to continue as a going concern. There can be no assurance that we will achieve profitability or generate positive cash flow in the future. As a result of these and other factors, there can be no assurance that our proposed activities will be successful or that the Company will be able to achieve or maintain profitable operations. If we fail to achieve profitability, our growth strategies could be materially and adversely affected.

We have not yet commenced operations which will generate revenue for the company.

We plan to generate revenue through leasing and managing property zoned for marijuana in states where marijuana is legal. As a first step we must identify suitable properties and raise capital with which to acquire said properties. To date we have not raised any capital nor have we identified any properties which we plan to acquire. We have engaged in discussions with individuals in Colorado, California, Michigan, Massachusetts and Canada and are actively looking for real estate acquisition opportunities in Colorado, California and Canada. While we believe that we will be able to identify suitable properties for our purposes and that we will have the capital available to make said acquisitions, there are no assurances when we will begin generating revenue, how much revenue we will generate and if the revenues we generate will be sufficient to cover our operations, or if we will generate revenues at all. If we are unable to generate revenues from the leasing and management of real estate, we would be hard pressed to identify a new business model within the marijuana space that would generate revenues in a reasonable amount of time, if at all.

Additional capital will be required to finance and expand our operations in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We will require additional capital for future operations including acquiring properties, which we intend to build out and lease to tenants. We plan to finance our property acquisitions and accompanying build-outs through the issuance of secured convertible notes, we anticipate we will be able to meet ongoing expenses and capital requirements with funds generated from the following sources:

  cash provided by operating activities;
  capital raised through debt and equity offerings.

We intend to raise capital through the issuance of promissory notes to acquire real estate zoned for marijuana grow and retail sale (dispensary.) Promissory notes issued for that purpose will be securitized by the real estate and any fixtures and improvements to the real estate. Revenue generated by the real estate, less a management fee and any spread between the cost of the loan and the proceeds from our leases, will be used to service the promissory note, beyond which the promissory notes are non-recourse loans against the Company. Note holders may have the opportunity to convert their note to the Company's Common Stock, depending on the terms of the conversion, conversion of these promissory notes may dilute the holdings of our existing stockholders, reduce the market price of our common stock, or both.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects. Further, if we raise capital by issuing stock, the holdings of our existing stockholders will be diluted.

If we raise capital by issuing debt securities, such debt securities would rank senior to our common stock upon our bankruptcy or liquidation. In addition, we may raise capital by issuing equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, which may adversely affect the market price of our common stock. Finally, upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

Our failure to obtain the capital, which we require to execute our business plan, will result in the slower implementation of our business plan, lost opportunities to other market participants, each of which could have a detrimental impact on our business, operations and financial condition.

We will need to refinance Promissory notes we issue as they mature.

Our success is dependent on our ability to refianace the promissory notes we issue to acquire real estate as those notes mature. We expect that promissory notes will have a maturity between three to five years and upon maturity we will be required to refinance the properties to repay the principal borrowed under the notes. If we are unable to procure replacement financing, either from banks or private investors, we may need to sell those properties, which in turn may have an adverse affect on our cashflow from operations, futhermore, if we sell those properties and those properties have depreciated in value, we will not profit form the appreciation of our equity interest in the properties and any and all of the proceeds from the sale will be used to repay the principal boroowed under the note.

Build out; turn key growing solutions; extending credit and enabling growth through measured expansion.

As part of our business plan, we plan to build out warehouses as grow facilities to provide turnkey solutions for growers. In order to do so we will be required to source and install a variety of fixtures including but not limited to HVAC, and air filtration systems, specialty lighting, fans, irrigation systems, security solutions. Outfitting warehouses with the requisite equipment may be expensive and complicated, we will require consultants and third party contractors to properly setup our turnkey solutions. Moreover, as part of our business plan, we plan to defer rent on excess rental space to qualified tenants to help them expand and grow their business. We believe that financing the growth of our tenants and prospective tenants' businesses by extending them favorable lease terms and deferring lease payments will allow us to acquire tenants and enter into favorable and lucrative long term lease agreements.

While our research has indicated that tenants are seeking turnkey solutions, we do not have any existing agreements, letters of intent or assurances that tenants desire, require and or are willing to pay for the type of improvements that we are planning and prepared to make to our properties. If we are unable to identify tenants who are willing to pay a premium lease price for our turnkey solution we may not be able to recoup our investment and our financial results may be adversely effected. Moreover, if our tenants, abscond with our fixtures or are unable to capitalize on the opportunity we extend to them in an effort to expand their businesses, they may be unable to pay us the deferred rent which would have an adverse effect on our return on investment and our financial results.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. And while we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market.

The alternative medicine industry faces strong opposition.

We believe that the pharmaceutical industry may be an opponent of medical marijuana. If medical marijuana is a commercial success it may adversely affect the market for Marinol, the current "marijuana pill" which is sold by large and established pharmaceutical companies. To protect its interests, Big Pharma may in turn focus its considerable resources in lobbying efforts to curtail medical marijuana. If the pharmaceutical companies were successful in their attack on medical marijuana, we would likely see a reduction in demand for grow and dispensary space, and the industry in general may suffer which could have a detrimental impact on our business, operations and financial condition.

We plan to pursue additional opportunities in the legal marijuana space. The success of these endeavors is uncertain.

We expect to commit resources and capital to explore and develop new opportunities within the marijuana space, including but not limited to applying for licenses and operating grow facilities in countries such as Canada, where medical marijuana is legal at the provincial and federal level. We also intend to engage in political lobbying activities in the U.S., specifically Florida, where medical Marijuana is being considered and is a ballot item in the November 2014 election. We hope to position ourselves as a diversified marijuana holding and operating company in anticipation of a reconciliation of federal law with state law, which We believe will come as more states legalize marijuana. We cannot assure you that we will be successful in our efforts in establishing operations in Canada, and or that our ownership of certain marijuana businesses or investments will be permitted as a matter of law, or that we will achieve market acceptance for our ventures and or associated products and services, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business of dispensing regulated pharmaceutical products. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products, services or enhancements could seriously harm our business, financial condition and results of operations.

Potential competitors could duplicate our business model, and others are engaged in similar of not exact businesses.

There is no aspect of our business which is protected by patents, copyrights, trademarks, or trade names. As a result, potential competitors could duplicate our business model with little effort.

We depend upon key personnel, the loss of which could seriously harm our business.

Our operating performance is substantially dependent on the continued services of our executive officers, Mr. Shawn Chemtov, our Co- Chief Executive Officer and co-chairman of our Board of Directors and Adam Laufer, our Co- Chief Executive Officer and co-chairman of our Board of Directors. We believe Messrs. Chemtov and Laufer possess valuable knowledge about and experience in real estate and securities law and capital markets respectively, and that their knowledge and relationships would be difficult to replicate. We have not entered into an employment agreement with either Messrs. Chemtov or laufer and, although we are considering doing so, have not acquired key-person life insurance on either such executive officer. The unexpected loss of the services of Messrs. Chemtov or Laufer could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

Risks Related to Government Regulation

Marijuana is illegal under federal law.

The U.S. Government classifies marijuana as a schedule-I controlled substance; and as a result in accordance to Federal law marijuana is an illegal substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

As of January 31, 2014, 21 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and its shareholders.

Should such a change occur, our business operations would be affected to some degree. If our marijuana tenants are forced to shutter their operations, we would need to seek to replace those tenants with non marijuana tenants, who would likely expect to pay lower rents, moreover if the marijuana industry were forced to shutter at once, it would result in a high amount of vacancies at once and create a glut of supply, driving leases and property values lower. Additionally, we'd almost certainly realize an economic loss on any and all improvements made to the properties that were specific to the marijuana industry and we would likely lose any and all investments in the US market that were marijuana related.

Further, and while we do not intend to harvest, distribute or sell cannabis, by leasing facilities to growers of marijuana, we could be deemed to be participating in marijuana cultivation, which remains illegal under federal law, and exposes us to potential criminal liability, with the additional risk that our properties could be subject to civil forfeiture proceedings.

Laws and regulations affecting the regulated marijuana industry are constantly changing, which could detrimentally affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Our proposed business is dependent on laws pertaining to the marijuana industry.

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt progress in this area. Further, progress, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of marijuana, which would negatively impact our proposed business.

FDA regulation of marijuana under the Food, Drug and Cosmetic Act, GMPs and possible registration of facilities where medical marijuana is grown.

Should the Federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we or our tenants are unable to comply with the regulations and or registration as prescribed by the FDA, we and or our tenants may be unable to continue to operate their and our business in its current form or at all.

Our clients may have difficulty accessing the service of banks, which may make it difficult for them to contract with us for their real estate needs.

On February 14, 2014, The U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and "may not" be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that "it is possible to provide financial services" to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the to government provide and to date it is not clear what if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. The inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.

Absent traditional banking relationships the marijuana industry may move to alternate payment methods

In the event banks and credit card processors do not accept accounts or transactions related to legal marijuana, it is possible that legal marijuana businesses will seek alternative payment solutions, including but not limited to digital currencies such as Bitcoin. There are risks inherent in Bitcoin, most notably its volatility and security issues, however absent a better solution, Bitcoin and or other digital currencies may become a viable option. If we were required to accept Bitcoin and or other digital currencies as payment for rent, we would have to adopt policies and protocols to manage the volatility risk and exchange rate procedures. If we are not able to successful manage the volatility and currency exchange of a digital currency, such as Bitcoin, our operations and financial condition may be materially effected.

Risks Related to Real Estate

We will be subject to general real estate risks.

We will be subject to risks generally incident to the ownership of real estate, including: (a) changes in general economic or local conditions; (b) changes in supply of, or demand for, similar or competing properties in the area; (c) bankruptcies, financial difficulties or defaults by tenants or other parties; (d) increases in operating costs, such as taxes and insurance; (e) the inability to achieve full stabilized occupancy at rental rates adequate to produce targeted returns; (f) periods of high interest rates and tight money supply; (g) excess supply of rental properties in the market area; (h) liability for uninsured losses resulting from natural disasters or other perils; (i) liability for environmental hazards; and (j) changes in tax, real estate, environmental, zoning or other laws or regulations. For these and other reasons, no assurance can be given that we will be profitable.

The economic success of an investment in the the Company depends directly upon the results of operations of our properties.

Fluctuations in vacancy rates, rent schedules and operating expenses can adversely affect operating results or render the sale or refinancing of the properties difficult or unattractive. We cannot assure that certain assumptions as to the future levels of occupancy of our properties, cost of repositioning our properties in the marketplace or future costs of operating our properties will be accurate since many of such matters will depend on events and factors beyond our control. Such factors include, without limitation: continued validity and enforceability of the leases; vacancy rates for properties similar to our properties; financial resources of tenants and rent levels near our properties; adverse changes in local population trends, market conditions, neighborhood values, local economic and social conditions; supply and demand for property such as our properties; competition from similar properties; interest rates; real estate tax rates, governmental rules, regulations and fiscal policies; the enactment of unfavorable real estate, rent control, environmental or zoning laws and hazardous material laws; and uninsured losses and effects of inflation.

Our business model depends upon the availability of private financing.

Our ability to acquire, operate and sell properties and achieve the targeted financial performance for such properties depends, in large measure, on its ability to obtain financing in amounts and on terms that are favorable and in some instances, allow for significant leverage at reasonable interest rates. The capital markets in the United States have recently undergone a turbulent period in which lending was severely restricted. Although there appears to be signs that financial institutions are resuming lending, the market has not yet returned to its pre-2008 state; obtaining favorable financing in the current environment remains challenging. If this market does not improve over the next few years, or if it worsens, our financial performance could be adversely affected.

A general economic downturn could adversely affect the economic performance of the properties we own.

Weakness in regional and national economies could materially and adversely impact the tenants in our properties and their business operations. If tenants were to suffer a serious economic setback, they might not be able to pay rent due under their leases. If a number of tenants are unable to pay the rent, we may not receive the anticipated amount of income from our properties or may not be able to pay the debt service to the lenders. In a worst case scenario, this could result in a complete loss of those properties if the lenders were to foreclose. Further, a general or local weakness in economic conditions may reduce the demand for buyers of those properties. There is no assurance that any general appreciation in real estate values or our properties (and currently relatively low capitalization rates) will continue.

We will compete with others for suitable properties.

We will experience competition for real estate investments from individuals, corporations and other entities engaged in real estate investment activities, many of whom have greater financial resources than us. Competition for investments may have the effect of increasing costs and reducing returns to our investors.

Loans the we obtains may prohibit prepayment or require additional payments.

Property loans obtained may prohibit prepayment prior to maturity or some earlier date. If we sought to voluntarily prepay a loan, it may be required to make a defeasance payment to the lender. The defeasance payment is intended to provide the lender with a sum of money that would earn an amount comparable to the interest payments due on the loan through maturity. If interest rates declined prior to defeasance, the defeasance payment generally would be higher; if interest rates increased, the defeasance payment generally would be lower. The inability to prepay loans for a number of years and the defeasance payments described above may adversely impact our ability to sell certain of our properties as contemplated, although a qualified buyer approved by a lender may be able to assume a loan.

There may be restrictions on transfer and encumbrance of our properties.

The terms of any loan are expected to prohibit the transfer or further encumber the properties or any interest in our properties except with a lender's prior consent, which consent each lender is expected to be able to withhold. When borrowing arrangements are entered into by the company, the resulting loans may include provisions that restrict our activities in the management of the the properties. The loans may provide that upon violation of these restrictions on transfer or encumbrance, a lender may declare the entire amount of the loan to be immediately due and payable. If we are unable to obtain replacement financing or otherwise fails to immediately repay the loan in full, the lender may invoke its remedies under the loan, including proceeding with a foreclosure sale that could result in our losing our entire interest in the property.

Indebtedness and high leverage could adversely affect our profits.

Our properties may be leveraged. Such leverage could have negative consequences, including the following: (a) our ability to obtain additional financing for working capital, capital expenditures, or other purposes may be impaired in the future; (b) certain borrowings may be at variable rates of interest, which will expose the company to the risk of increased interest rates; and (c) leverage may limit our flexibility to adjust to changing economic or market conditions, reduce our ability to withstand competitive pressures, make us more vulnerable to a downturn in general or local economic conditions and substantially increase our risk of loss.

If debt payments to note holder are not made, we could lose our investment in our real estate properties.

Loans obtained from investors to fund the acquisition of real estate properties will in most cases be secured by a first mortgage on the properties. If debt service payments are not made as required, a lender could foreclose on the property securing its debt. This could cause the Company to lose part or all of its investment, which in turn would adversely affect our financial performance.

Lenders may require restrictive covenants.

The loan instruments may contain financial and other restrictive covenants that will limit the company's ability to, among other things, borrow additional funds.

Financial arrangements may involve balloon payment obligations.

It is anticipated that many of the financing arrangements will require a lump-sum or “balloon” payment at maturity. The ability to make a balloon payment at maturity is uncertain and may depend upon the borrower's ability to obtain additional financing. At the time the balloon payment is due, the borrower may or may not be able to refinance the existing loan on favorable terms. The effect of an unfavorable refinancing or a forced sale could adversely affect the company's financial performance.

High interest rates may make it difficult to finance or refinance properties.

If debt is unavailable at reasonable rates, we may not be able to finance acquisition of real estate properties, refinance debt when the loan comes due, or refinance such debt on favorable terms. If interest rates are higher upon refinancing debt, income or gain would be reduced. We may be unable to refinance such debt at appropriate times, which could result in the foreclosure of our properties. If any of these events occur, cash flow would be reduced. This, in turn, would materially impair the results of operations of the company.

Property purchase agreements may not provide adequate protection.

Properties may be sold to us in an “as is” condition. Further, representations and warranties in a property purchase agreement typically do not survive the closing. Accordingly, we will engage third parties to conduct the required due diligence involving engineering, radon, environmental, title and other inspections during the applicable due diligence investigation period. However, upon acquisition of properties, we will have limited recourse with respect to conditions affecting the the property that were not discovered during this investigation period. The cost of unexpected repairs and remediation work could be material and would therefore have an adverse effect on the Company’s financial condition and results of operations. If claims arising as a result of a breach of a representation or warranty are discovered after this period, we may not be able to seek indemnification from the seller and would therefore suffer the financial consequences of such a breach, which could be material. Further, even if we were entitled to indemnification from the seller, no assurance can be given that the seller would have sufficient funds to satisfy any such indemnification claims.

Non-refundable deposits and costs may be incurred if acquisitions fail to close.

Property acquisition transactions may require deposits and costs to be incurred by the company which may be non-refundable if such transactions fail to close, thereby reducing funds otherwise available to us.

Environmental liabilities are possible and can be costly.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto a property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. Sellers of properties may make only limited representations as to the absence of hazardous substances. If any hazardous materials are found within our properties in violation of law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell the property(ies) and may apply to hazardous materials present within the property(ies) before the we acquire the property(ies). If losses arise from hazardous substance contamination which cannot be recovered from a responsible party, the financial viability of the property(ies) may be adversely affected. It is expected that each lender will require us to obtain, and we plan to obtain before any purchase, a Phase I environmental site assessment (“ESA”) to determine the existence of hazardous materials and other environmental problems prior to entering into a loan. However, a Phase I ESA generally does not involve invasive testing, but instead is limited to a physical walk through or inspection of the property(ies) and a review of governmental records. It is possible that we will purchase property(ies) with known or unknown environmental problems which may require material expenditures for remediation.

Uninsured losses may be experienced by the Company.

While we intend to carry comprehensive insurance on our properties, including fire, liability and extended coverage insurance, there are certain risks that may be uninsurable or not insurable on terms that management believes to be economical. For example, management may not obtain insurance against floods, terrorism, mold-related claims, or earthquake insurance. If such an event occurs to, or causes the damage or destruction of, a property, we could suffer financial losses.

Non-compliance with the Americans with Disabilities Act may create liabilities.

If any of our properties are not in compliance with the Americans with Disabilities Act of 1990, as amended (the “ADA”), we may be required to pay for any required improvements. Under the ADA, public accommodations must meet certain federal requirements related to access and use by disabled persons. The ADA requirements could require significant expenditures and could result in the imposition of fines or an award of damages to private litigants. We cannot assure that ADA violations do not or will not exist at any of our properties.

Risks Related to Our Stock

Our common stock is currently deemed a "penny stock," which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth (i.e., total assets less intangible assets and liabilities) of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our common stock.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to us and could divert our management's attention and resources from managing our operations and business.

Our management controls a large block of our common stock that will allow them to control us.

As of February 25, 2014, members of our management team and affiliates beneficially own approximately 97% of our outstanding common stock. As such, management owns approximately 97% of our voting power and controls the Company. As a result, management has the ability to control substantially all matters submitted to our stockholders for approval including:

  election of our board of directors;
  removal of any of our directors;
  amendment of our articles of incorporation or bylaws; and
  adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.
24

In addition, management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our board of directors can issue additional shares of common and preferred stock which will dilute existing shareholders.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of existing stockholders' interests in MJ Holdings and could depress our stock price.

Our articles of incorporation authorize 95,000,000 shares of common stock, of which 12,218,205 are outstanding as of December 31, 2013, and 5,000,000 shares of preferred stock, of which none are outstanding. Our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intend to utilize its reasonable business judgment to fulfill its fiduciary obligations to our stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

We have never paid dividends on our Common Stock and We do not expect to pay any cash dividends in the foreseeable future.

We have never paid dividends on our Common Stock and we intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them.

Our board could issue "blank check" preferred stock without stockholder approval with the effect of diluting existing stockholders and impairing their voting rights, and provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation authorize the issuance of up to 5,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our company.

Our bylaws also allow our board of directors to fix the number of directors. Our stockholders do not have cumulative voting in the election of directors.

Any aspect of the foregoing, alone or together, could delay or prevent unsolicited takeovers and changes in control or changes in our management.

There is no established market four our stock and our common stock is not listed on a stock exchange; as a result, stockholders may not be able to resell their shares at or above the price paid for them.

There is not established market for our common stock. Our common stock trades on the OTC market under ticker symbol MJNE; stocks which trade on the OTC markets tend to be illiquid and volatile and could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, among other factors. Further, our common stock is not listed on a stock exchange, nor do we currently intend to list the common stock on a stock exchange. There are no assurances that an active public market for our common stock will develop. Therefore, stockholders may not be able to sell their shares at or above the price they paid for them.

Among the factors that could affect our stock price are:

  industry trends and the business success of our vendors;
  actual or anticipated fluctuations in our quarterly financial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors;
  our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
  announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors;
  regulatory and legislative developments;
  litigation;
  general market conditions;
  other domestic and international macroeconomic factors unrelated to our performance; and
  additions or departures of key personnel.
26

Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time. While most of these shares are held by two of our principal stockholders, who are also executive officers, and we believe that such holders have no current intention to sell a significant number of shares of our stock, if either of these principal stockholders were to decide to sell large amounts of stock over a short period of time such sales could cause the market price of our common stock to drop significantly, even if our business is doing well.

Further, the market price of our common stock could decline as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. We currently have 12,218,205 shares of common stock outstanding, 319,000 of which are freely tradable without restriction under the Securities Act.

Having no independent directors on our board limits our ability to establish effective independent corporate governance procedures.

We do not have any independent directors on our board of directors nor do we maintain a standing audit committee, compensation committee or nominating and governance committee. Accordingly, without independent directors, we cannot establish effective standing board committees to oversee functions such as audit, compensation and corporate governance. In addition, our executive officers are also directors, Shawn Chemtov, and Adam Laufer are co-chairmen of our board of directors and our co-CEOs respectively. This structure gives our executive officers significant control over all corporate issues.

Unless and until we have a larger board of directors that would include a majority of independent members, there will be limited oversight of our executive officers' decisions and activities and little ability for you to challenge or reverse those activities and decisions, even if they are not in your best interests.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, we could become subject to sanctions or investigations by regulatory authorities and/or stockholder litigation, which could harm our business and have an adverse effect on our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company's internal control over financial reporting in their Annual Report on Form 10-K. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting.

Requirements associated with being a reporting public company will require significant company resources and management attention.

We are a voluntary filer under the Securities Exchange Act of 1934, as a result of having filed a Registration Statement on Form S-1 on June 28, 2010, which was declared effective on April 18, 2011, pursuant to section15(d) of the Securities Exchange Act of 1934. As a voluntary filer we intend to continue to file periodic reports to maintain current information with the SEC on Forms 10-Q, 10-K and 8-K as prescribed by the rules and Regulations of the Securities Exchange Act of 1934. We work with independent legal, accounting and financial advisors to ensure adequate disclosure and control systems to manage our growth and our obligations as a company that files reports with the SEC. These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for us, will require the time and attention of management and will require the hiring of additional personnel and legal, audit and other professionals. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the impact that our management's attention to these matters will have on our business.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for breaches of their fiduciary duties.

We have adopted provisions in our Articles of Incorporation and Bylaws, which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law. Our articles generally provide that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit our shareholders' ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity, particularly since we do not currently have director and officer insurance. Our lack of D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date we have not procured directors and officers liability ("D&O") insurance to cover such risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys' fees) of officers and directors who are the subject of a lawsuit as a result of their service to the Company. While we are currently seeking such insurance, there can be no assurance that we will be able to do so at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. While neither Nevada law nor our articles of incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we expect that we would do so to the extent permitted by Nevada law. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Further, our lack of D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Item 2. Properties

We currently do not own any property and are using office space, provided to us by our co-CEO Shawn Chemtov, at no cost.

Item 3. Legal Proceedings

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol MJNE. The following table sets forth the high and low closing bid prices of our common stock for the quarterly periods for the years ended December 31, 2013 and 2012. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	—	—	—	—
Second Quarter	—	—	—	—
Third Quarter	—	—	—	—
Fourth Quarter	—	—	—	—

Holders

As of March 24, 2014, there were 10 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in "street" name.

Dividends

We did not pay any cash dividends on our common stock during 2013 or 2012 and have no intention of doing so in the foreseeable future. We intend to retain any earnings for use in our operations and the expansion of our business. Any future determination to declare and pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, liquidity, capital requirements, general business conditions, any contractual restriction on the payment of dividends and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and in our subsequent filings with the SEC. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our stockholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Overview and Plan of Operation

We were originally incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida Limited Liability Company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January, 21 2009, Securitas Edgar Filings LLC merged into Securitas Edgar Filings, Inc., a Nevada corporation. Our fiscal year is a calendar year ending December 31.

Our principal executive offices are located at 4141 NE 2nd Avenue Suite 204A, Miami, Florida 33137, and our telephone number is (305) 455-1800.

Since its incorporation the Company has generated revenues from operations of $38,951 and has incurred operating losses of $172,630. There are currently 12,218,205 shares of common stock par value $0.001 issued and outstanding.

How We Plan to Generate Revenue

Since our inception and until February 2014, we operated as an EDGAR filing agent, wherein we assisted companies in preparing and filing periodic reports with the United States Securities and Exchange Commission ("SEC") on the EDGAR, (electronic data gathering analysis retrieval) platform. On February 14, 2014, we amended and restated our Articles of Incorporation and changed our name to MJ Holdings, Inc., concurrent with our name change, we changed our business model.

MJ Holdings acquires and leases real estate to licensed marijuana operators, including but not limited to providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. Additionally, MJ Holdings plans to explore ancillary opportunities in the regulated marijuana industry.

The Company does not and will not, until such time as Federal law allows, grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

As a participant in the regulated marijuana industry, we intend to:

  Acquire and lease real estate zoned for legalized marijuana operations;
  Lease and manage turnkey grow, retail and commercial kitchen solutions for licensed marijuana operators;
  Finance real estate acquisitions and facilitate loan programs backed by real estate assets;
  Offer real estate structures that maximize working capital to legal marijuana operators;
  Establish marijuana grow and retail operations in jurisdictions where we are legally allowed to do so, ie. Canada and Uruguay; and,
  Position ourselves to operate legal marijuana operations in the U.S. if and when Federal laws reconcile with state laws and marijuana becomes legal under federal law.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities, derivative instruments, hybrid instruments, share based payment arrangements, deferred taxes and related valuation allowances. Certain of our estimates could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

Stock-Based Compensation

We account for stock-based compensation under Accounting Standard Codification Topic ("ASC")718, "Compensation-Stock Compensation" ("ASC 718"). These standards define a fair value based method of accounting for stock-based compensation. In accordance with ASC 718, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes-Merton valuation model, whereby compensation cost is the estimated fair value of the award as determined by the valuation model at the grant date or other measurement date. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our consolidated federal tax return and any state tax returns are not currently under examination.

Derivative Instruments

The Company accounts for free-standing derivative instruments and hybrid instruments that contain embedded derivative features in accordance with ASC Topic No. 815, "Accounting for Derivative Instruments and Hedging Activities," ("ASC 815") as well as related interpretations of this topic. In accordance with this topic, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

The Company estimates fair values of derivative instruments and hybrid instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton valuation model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Black-Scholes-Merton valuation model) are highly volatile and sensitive to changes in the trading market price of the Company's common stock. Since derivative financial instruments are initially and subsequently carried at fair values, the Company's income (loss) going forward will reflect the volatility in these estimates and assumption changes. Under ASC 815, increases in the trading price of the Company's common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company's common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including, in some cases, judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If future adjustments to estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges as other (income) expense, net during the period in which the actual loss or change in estimate occurred. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations.

Results of Operations For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The Company's previous business strategy as an edgar filing agent yielded no income during the years ended December 31, 2013 and 2012.  The lack of income from its edgar conversion and submission business was due to a shift in technology as the SEC adopted XBRL and interactive data formatting requirement for reporting companies and the Company was not successful in retaining any of its customer base through the transition.

General and administrative expenses for the year ended December 31, 2013 were $24,958. This was an increase of $11,350, or 83%, as compared to general and administrative expenses of $13,608 for the year ended December 31, 2012.  The increase in general and administrative expenses was primarily attributable to an increase in office overhead expense.

During the year ended December 31, 2013, we incurred interest expenses of $4,200. This was a decrease of $49, or 1%, as compared to interest expense of $4,249 for the year ended December 31, 2012.  The slight decrease in interest expense was due to our decreased borrowing from our shareholder loans for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Depreciation expense for the year ended December 31, 2013 was $1,427. This was a decrease of $657, or 32%, as compared to depreciation expense of $2,084 for the year ended December 31, 2012.  We had net loss of $32,946 (or basic and diluted loss per share of $(0.001) for the year ended December 31, 2013. This was an increase of $15,089, or 84% as compared to a net loss of $17,857 (or basic and diluted loss per share of $(0.001) for the year ended December 31, 2012. The increase in net loss was primarily due to an increase in general and administrative expenses.

Liquidity and Capital Resources

We had total current assets of $478 as of December 31, 2013. Which consisted of cash of $478. This was a decrease of $80, or 14%, as compared to current assets of $558 as of December 31, 2012. We had a net working capital deficit of $103,222 as of December 31, 2013. This was an increase of $2,946, or 46%, as compared to a net working capital of $70,276, as of December 31, 2012.

We had total liabilities of $103,700 at December 31, 2013, which consisted of current liabilities of $51,338 and long term liabilities related to shareholder loans of $52,362. This was an increase of $27,910 or 37%, as compared to total liabilities of $75,790 as of December, 31, 2012. This increase was primarily due to additional advances made to the Company by our officer and majority stockholder.

We had a deficit accumulated during the development stage of $172,630 as of December 31, 2013. This was an increase of $32,946, or 24%, as compared to a deficit accumulated during the development stage of $139,684 as of December 31, 2012.

We had net cash used in operating activities of $22,731 for the year ended December 31, 2013, which consisted of a net loss of 32,946, interest accrued on stockholder loans of $4,200, depreciation of $1,427, loss on disposal of fixed assets of $3,788, and accounts payable of $800. The net cash used in operating activities of $22,731 for the year ended December 31, 2013 represented an increase of $9,250, or 69%, as compared to net cash used in operating activities of $13,481 for the year ended December 31, 2012.
We had $0 in net cash used in investing activities for the year ended December 31, 2013, as compared to $1,494 for the year ended December 31, 2012, which consisted solely of acquisition of updated EDGAR conversion software.

We had $22,910 in net cash provided by financing activities for the year ended December 31, 2013. This was an increase of $7,926, or 53%, as compared to net cash provided by financing activities of $14,984 for the year ended December 31, 2012. The net cash provided by financing activities consisted solely of proceeds from shareholder loans.

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

On January 1, 2008, our board of directors determined that it was in the best interests of the Company to issue a Commercial Promissory Note ("Note"), whereby the Company would enter into credit agreements with the majority stockholders Mr. Pearman and Mr. Sarfoh (collectively referred to as "Creditors") to obtain credit for working capital and other general business purposes ("Credit Agreements"). Pursuant to the terms of the Credit Agreements, the Creditors agreed to extend credit to the Company in the amount of up to $30,000, with Mr. Pearman and Mr. Sarfoh entering into separate Credit Agreements of $10,000 and $20,000, respectively.

On January 1, 2008, in consideration for the Credit Agreements, the Company executed and delivered in favor of Creditors a Commercial Promissory Note ("Note") providing with respect to the Loans a maturity date of December 30, 2014 and interest is accruing on the principal balance outstanding from time to time at an annual rate of eight percent (8%) payable. All outstanding principal and unpaid interest under the Note and all other amounts due and payable under this Note shall become automatically due and payable, without demand or notice, on December 31, 2014. The Note can be prepaid without premium or penalty. The documents representing the terms of the Notes and Credit Agreements (collectively referred to as "Shareholder Loans") were filed as Exhibits 10.11 through 10.15 to the Company's S-1 Registration Statement.

Pursuant to the Shareholder Loans, for the years ended December 31, 2013 and December 31, 2012, the Company borrowed $22,910 and $13,734, respectively, of which accrued interest has been recorded in the amounts of $13,694 and $9,474, respectively.

Outside of these Shareholder Loans, we do not have any other identified sources of additional capital from third parties or from other shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Subsequent Events

On February 10, 2014, Jeremy Pearman, the Company's sole executive officer and sole member of our Board of Directors and our founder and controlling shareholder Kwajo Sarfoh collectively sold all of their shares in us and all of the promissory notes and rights to interest thereunder they collectively held to Shawn Chemtov and Adam Laufer, who currently serve as our co-CEOs and Co-chairman of our board of directors.

On February 14, 2014, we amended and restated our articles of incorporation. In doing so we authorized a class of preferred stock and authorized additional shares of common stock. Under our amended and restated articles of incorporation, we are now authorized to issue 5,000,000 shares of preferred stock par value $0.001, none of which are currently issued and outstanding and 95,000,000 shares of common stock par value $0.001 of which 12,218,205 shares of common stock are issued and outstanding.

Seasonality

We do not consider our business to be seasonal.

Commitments and Contingencies

We are subject to the legal proceedings described in "Item 3. Legal Proceedings" of this report. We believe that any ultimate liability resulting from such legal proceedings will not have a material adverse effect on our business, results of operations or financial condition.

Inflation and Changing Prices

Neither inflation nor changing prices for the years ended December 31, 2013 and 2012 had a material impact on our operations.

Recent Accounting Policies

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards, updates and regulations as of December 31, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those standards, updates or regulations would have significantly affected the Company's financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of them will have a significant impact on the Company's financial statements at the time they become effective.

Item 8. Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from "Item 15. Exhibits and Financial Statement Schedules" of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's sole officer and director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company's sole officer and director concluded that the Company's disclosure controls and procedures as of December 31, 2013 were effective in providing reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2013, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

The names of our directors and certain information about them, as of March 10, 2014, are set forth below:

Name of Director	Age	Position with Company	Director Since
Shawn Chemtov	40	Co-CEO, Co-Chairman of the Board of Directors	February 10, 2014
Adam Laufer	40	Co-CEO, Co-Chairman of the Board of Directors	February 10, 2014

Shawn Chemtov was appointed Co-CEO and a member of the Board of Directors of the Registrant on February 10, 2014. Mr. Chemtov is an active commercial real estate developer who owns and manages a portfolio of income producing commercial and residential property. Mr. Chemtov is also the CEO of CMG Capital, a licensed mortgage lender, which he founded in 2004. CMG Capital is a direct correspondent lender and an FHA licensee and portfolio lender which has closed more than a billion dollars in residential and commercial property loans since its inception and has raised and is currently servicing approximately $50,000,000.00 in real estate loans. Mr. Chemtov is a member of, the Florida Association of Mortgage Professionals and Entrepreneurs Organization respectively.

Adam Laufer was appointed as Co-CEO and a member of the Board of Directors of the registrant on February 10, 2014. Mr. Laufer, is an entrepreneur and corporate securities attorney. In 2013, Mr. Laufer, prior to his resignation as CEO and a director of Soleil Capital LP (OTC:JOBI,) successfully negotiated and executed the acquisition of a portfolio of electronic cigarette and personal vaporizer patents. In 2009, Mr. Laufer executed a reverse merger transaction with Vapor Corp. (OTC:VPCO), an electronic cigarette company. And from 2009-2013, Mr. Laufer continued to serve the electronic cigarette company as an advisor; consulting on matters of corporate strategy and regulatory issues related to electronic cigarette products, during which time the company's revenues grew from approx $1M to approx $23M. Mr. Laufer has significant experience in working with, start-up and development stage businesses in defining their corporate strategy, identifying funding and growth opportunities, and in implementing liquidity strategies. Mr. Laufer is a member in good standing of the Florida Bar.

Board Committees

Our board does not have a standing audit committee, a compensation committee or a nominating and governance committee.

Director Compensation

Our board does not have any non-employee directors and no additional compensation is paid to any of our employee directors for serving as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

We are a voluntary filer and Section 16(a) of the Securities Exchange Act of 1934 is not applicable to us.

Code of Ethics

The Company has a code of ethics, "Business Conduct: "Code of Conduct and Policy," that applies to all of the Company's employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Current Report on Form 8-K.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2013 and 2012 by our Chief Executive Officer and our two other most highly compensated executive officers (the "named executive officers") who served in such capacities at the end of the fiscal year ended December 31, 2013. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeremy Pearman (1)	2013	0							-
	2012	0							-
Shawn Chemtov	2013	0							-
Adam Laufer	2013	0

(1) Mr. Pearman was our former President, CEO and CFO, Mr. Pearman resigned from the Company on February 10, 2014 when he resigned to cede the position to Messrs. Shawn Chemtov and Adam Laufer, who we engaged on that date to assume such positions.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of our common stock classified as exercisable and unexercisable as of December 31, 2013 for the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jeremy Pearman	-	-	-	-	-	-	-	-	-
Shawn Chemtov	-	-	-	-	-	-	-	-	-
Adam Laufer	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report by:

•    each person whom we know beneficially owns more than 5% of our common stock;

•    each of our named executive officers and directors; and

•    all of our executive officers and directors as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to warrants, options and other convertible securities held by that person that are currently convertible or exercisable, or convertible or exercisable within 60 days of the date of this report are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 12,218,205 shares of common stock outstanding on the date of this report. Unless otherwise indicated and subject to community property laws where applicable, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Unless otherwise indicated, the address for each person is our address at 4141 NE 2nd Avenue Suite #204A., Miami, Florida 33137.

Name Of Beneficial Owner (1)	Common Stock Beneficially Owned	% of All Common Stock Owned (2)
Shareholders with greater than 5% holding
Shawn Chemtov	5,949,603	48.69
Adam Laufer	5,949,602	48.69
Officers and Directors
Shawn Chemtov	5,949,603	48.69
Adam Laufer	5,949,602	48.69

All executive officers and directors as a group (2 persons)	11,899,205	97.38

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2011, to which we have been a party in which:

  the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
  our directors and executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

Our Co-CEOs and Co-Chairman of our board of directors, Messrs. Chemtov and Laufer, respectively, jointly own all of our outstanding debt; $96,035 as of December 31, 2013, which they acquired contemporaneous with the acquisition of the controlling interest in the Company on February 10, 2014.

Board Composition and Director Independence

Our business and affairs are managed under the direction of the board of directors. Our board of directors is currently comprised of three members, Messrs. Chemtov and Laufer. Because of their relationships with us, none of them are "independent" under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

Item 14. Principal Accountant Fees and Services.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm, Partiz & Co.("Paritz") is approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm's independence. The Board of Directors is informed of each service actually rendered.

Audit Fees

The aggregate fees billed and expected to be billed by Paritz for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2013 and for the review of our quarterly financial statements during the fiscal year ended December 31, 2013 are $8,865.

The aggregate fees billed by Paritz for professional services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2012 and for the review of our quarterly financial statements during the fiscal year ended December 31, 2012 were $7,555.

Audit-Related Fees

The aggregate fees billed by Paritz for assurance related services in connection with the audit or review of financial statements for the fiscal years ended December 31, 2013 and 2012 were $0 and $0, respectively.

Tax Fees

There were no fees billed by Paritz for professional services rendered for tax compliance, tax advice or tax planning during fiscal years ended December 31, 2013 and 2012.

All Other Fees

The aggregate fees billed by Paritz for all other fees for the fiscal years ended December 31, 2013 and 2012 were $0 and $0.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents filed as part of this report:

(1) Financial Statements

Report of Paritz & Co., Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2013 and 2012

Statement of Operations for the years ended December 31, 2013 and 2012

Statement of Changes in Stockholders' Equity (Deficiency) for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Financial Statements

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the audited consolidated financial statements and related notes thereto included elsewhere herein.

(b) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
4.4	Specimen Common Stock Certificate (2)
14.1	Code of Ethics (2)
31.1	Rule 13a14(a)/15d-14(a) Certification of co-Chief Executive Officer
31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
31.3	Rule 13a14(a)/15d-14(a) Certification of co-Chief Executive Officer
32.1	Section 1350 Certification of co-Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
32.3	Section 1350 Certification of co-Chief Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Registrant's Periodic Report on Form 8-K as filed with the SEC on February 28, 2014.
(2)	Incorporated by reference to Registration Statement on Form S-1, filed with the Securities and Exchange Commission, Registration Statement File No. 333-167824, on June 28, 2010.

(c) Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MJ Holdings, Inc (f/k/a Securitas Edgar Filings, Inc.)

We have audited the accompanying balance sheets of MJ Holdings, Inc. (f/k/a Securitas Edgar Filings, Inc.) as of December, 31 2013 and 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2013 and from the period from inception (October 31, 2005) to December 31, 2013. MJ Holdings Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MJ Holdings Inc. (f/k/a Securitas Edgar Filings, Inc.) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 and from the period from inception (October 31, 2005) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that MJ Holdings, Inc. (f/k/a Securitas Edgar Filings, Inc.) will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 4 to the financial statements, the Company posted a net loss of $32,946 for the year ended December 31, 2013 and a loss since inception of $172,360 and has generated no revenue in 2013 and 2012, its current liabilities exceed its current assets by $50,860. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

Hackensack, NJ

March 25, 2014

MJ HOLDINGS, INC.

MJ Holdings, Inc.
(formerly known as Securitas Edgar Filings, Inc.)
(A Development Stage Company)
(audited)

BALANCE SHEET

	December 31, 2013		December 31, 2012
Assets
Cash		$478		$299
Sundry current assets				259

Total Current Assets		$478		$558
Property and equipment, net of accumulated depreciation of $0 & $20,176, respectively				$4,956
Total Assets		478		$5,514

Liabilities and Stockholders’ Deficiency
Current Liabilities	$		$
Accounts Payable		7,665		6,865
Loan payable - stockholders - current portion		30,000		-
Accrued interest - stockholders		13,673		9,484
Total Current liabilities		51,338		16,349
Loans Payable - Stockholders		52,362		59,441

Total Liabilities		103,700,		75,790

Stockholders’ Deficiency
Common stock, par value $0.001, 50,000,000 shares authorized; 12,218,205 and 12,218,205 shares issued and outstanding, respectively		12,218		12,218
Additional paid-in capital		57,190		57,190
Deficit Accumulated During the Development Stage		(172,630)		(139,684)

Total Stockholders’ Deficiency		(103,222)		(70,276)

Total Liabilities and Stockholders’ Deficiency		$478		$5,514

The accompanying notes are an integral part of these financial statements.

MJ HOLDINGS, INC.

MJ Holdings, Inc.
(formerly known as Securitas Edgar Filings, Inc.)
(A Development Stage Company)
(audited)

STATEMENT OF OPERATIONS

	Year Ended				From Inception (October 31, 2005) to
	2013		2012		December 31, 2013
Revenues	$		$		$38,951
Total Revenues		-		-	38,951

Costs and Expenses
General and administrative expenses		24,958		13,608	195,105
Interest expense - related parties		4,200		4,249	12,688
Loss on disposal of fixed assets		3,788		-	3,788
Total Costs and Expenses		32,946		17,857	211,581
Net Loss		(32,946)		(17,857)	(172,630)

Basic and Diluted Net Loss Per Common Share		(0.00)		(0.001)

Weighted-Average Number of Common Shares Outstanding		12,218,315		12,196,551

The accompanying notes are an integral part of these financial statements.

MJ HOLDINGS, INC.

MJ Holdings, Inc.
(formerly known as Securitas Edgar Filings, Inc.)
(A Development Stage Company)
(audited)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,		From Inception (October 31, 2005) to
	2013	2012	December 31, 2013
Operating Activities
Net Loss	(32,946)	(17,857)	(172,630)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Interest accrued on stockholder loans	4,200	4,260	13,673
Depreciation and Amortization	1,427	2,084	23,405
Loss on disposal of fixed assets	3,788	-	3,788
Changes in Operating Assets and Liabilities:
Accounts Payable	800	(1,968)	7,665

Net Cash Used in Operating Activities	(22,731)	(13,481)	(124,099)

Investing Activities
Acquisition of Property and Equipment	-	(1,494)	(27,193)

Net Cash Used in Investing Activities	0	(1,494)	(27,193)

Financing Activities
Sale of Common Stock	-	1,250	69,408
Proceeds of Loans from Stockholders	22,910	13,734	82,362
Net Cash Provided by Financing Activities	22,910	14,984	151,770
Net Increase in Cash	179	9	478
Cash - Beginning of year	299	290
Cash - End of year	478	299	478

The accompanying notes are an integral part of these financial statements.

MJ HOLDINGS, INC.

MJ Holdings, Inc.
(formerly known as Securitas Edgar Filings, Inc.)
(A Development Stage Company)
(audited)

STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock
	Shares	Amount	Additional Paid-in Capital		Deficit Accumulated During DevelopmentStage	Total
Balance at Inception - October 31, 2005	8,353,860	8,354		$24,262	$-	$32,616
Net Loss	-	-		-	-	-
Balance at December 31, 2005	8,353,860	8,354		24,262		32,616
Net Loss					(16,167)	(16,167)
Balance at December 31, 2006	8,353,860	8,354		24,262	(16,167)	16,449
Issuance of Common Stock	3,545,455	3,545		17,297	—	20,842
Net Loss			$		$(11,809)	$(11,809)
Balance at December 31, 2007	11,899,315	11,899		41,559	(27,976)	25,842
Net Loss					(17,020)	(17,020)
Balance at December 31, 2008	11,899,315	11,899		41,559	(44,996)	8,462
Issuance of Common Stock	294,000	294		14,406	-	14,700
Net Loss					(28,960)	(28,960)
Balance at December 31, 2009	12,193,315	12,193		55,965	(73,956)	(5,798)
Net Loss					(24,870)	(24,870)
Balance at December 31, 2010	12,193,315	12,193		55,965	(98,827)	(30,669)
Net Loss					(23,000)	(23,000)
Balance at December 31, 2011	12,193,315	12,193		55,965	(121,827)	(53,669)
Issuance of Common Stock	25,000	25		1,225	-	1,250
Net Loss					(17,857)	(17,857)
Balance at December 31, 2012	12,218,205	12,218		57,190	(139,684)	(70,276)
Net Loss					(32,946)	(32,946)
Balance at December 31, 2013	12,218,205	12,218		57,190	(172,630)	(103,222)

The accompanying notes are an integral part of these financial statements.

MJ HOLDINGS, INC.
(formerly SECURITAS EDGAR FILINGS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

The Company was formed in October 2005 under the laws of the State of Florida and is a registered edgarizer with the United States Securities and Exchange Commission. The principal business of the Company is to service clients subject to the SEC's federally mandated reporting disclosure obligations with their EDGAR and XBRL filing obligations.

The Company provides data conversion and transmission services to companies and individuals that are required, pursuant to federal securities laws, to electronically file annual, quarterly and event specific reports, prospectuses, registration statements, and other informational disclosure documents with the SEC via EDGAR. EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions and its primary purpose is to increase the efficiency and fairness of the securities market for the benefit of investors, corporations, and the economy by accelerating the receipt, acceptance, dissemination, and analysis of time-sensitive corporate information filed with the agency.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company's accounts at these institutions may, at times, exceed the federal insured limits. The Company has not experienced any losses in such accounts.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value of estimated net realizable value.

Revenue recognition

Revenue is recognized on a monthly basis as realized and earned, on an accrual basis. Revenue recognized to date is composed primarily of consulting fees earned.

Deferred income taxes

Income taxes are provided for using the liability method of accounting in accordance with the Income Taxes Topic of the FASB ASC. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized and when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The computation of limitations relating to the amount of such tax assets, and the determination of appropriate valuation allowances relating to the realizing of such assets, are inherently complex and require the exercise of judgment. As additional information becomes available, the Company continually assess the carrying value of their net deferred tax assets

The Company has no material uncertain tax positions for any of the reporting periods presented. Income tax returns are subject to examination by major jurisdictions for the year 2010 through 2012.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company's accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

NOTE 2 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2013 the Company borrowed $22,910 from two of its stockholders, of which it has accrued interest of $4,200 and paid interest of $0.

NOTE 3 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consists of five promissory notes with two of its stockholders in which the company may borrow in aggregate up to $140,000. These borrowings bear interest from 5% to 8% per annum. Two notes totaling $30,000 will be due December 31, 2014. The remaining notes totaling $52,362 will be due December of 2016 through December of 2018. The Company has paid no interest to the stockholders as of December 31, 2013.

For the year ending December 31, 2013 and 2012, the Company has accrued interest of $13,674 and $9,474, respectively.

NOTE 4 - GOING CONCERN

The Company's financial statements have been presented on a basis that the Company cannot fund its operating lossess in the normal course of business and assumes the Company will continue as a going concern. The Company has incurred losses since its inception, including a net loss of $32,946 and $17,857 for the years ended December 31, 2013 and 2012 respectively and the Company expects to incur additional losses. The Company believes it will not have enough cash to meet its various cash needs unless the Company is able to obtain additional cash from the issuance of debt or equity securities. The Company intends to raise funds from the issuance of equity and/or debt securities, but there is no assurance that additional funds from the issuance of equity will be available for the Company to finance its operations on acceptable terms, or at all. If adequate funds are not available, the Company may have to delay development or commercialization of products or technologies that the Company would otherwise seek to commercialize, or cease operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 5- INCOME TAXES

The provision for income taxes differs from the amounts which would be provided by applying the statutory Federal income tax rate to net loss before provision for income taxes for the following reasons:

December 31, 2013
Income tax expense at statutory rate	9,900
Valuation allowance	(9,900)
Income tax expense per books	$

Net deferred tax assets consist of the following components:

December 31, 2013
NOL Carryover	57,406
Valuation allowance	(57,406)
Income tax expense per books	$-

The Company has net operating loss carryovers of approximately $168,000 as of December 31, 2013 which expires from 2025 through 2033. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 6- SUBSEQUENT EVENTS

On February 10, 2014, the Company's controlling shareholder Kwajo Sarfoh and Jeremy Pearman, the Company's sole executive officer and sole member of the Company's Board of Directors entered in to a securities purchase agreement which resulted in an assumption of control of the Company.

In connection with and subsequent to the securities purchase agreement the Company appointed Messrs. Shawn Chemtov and Adam Laufer as Co-CEO's and members of the Board of Directors.

On February 14, 2014, the Company filed amended and restated articles of incorporation with the Secretary of State of the state of Nevada which changed the name MJ Holdings, Inc. and to authorize a class of preferred stock and increased the number of authorized common stock to 95,000,000 from 50,000,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Miami, Florida this 25th day of March 2014.

MJ HOLDINGS, INC.

By:	/s/ Shawn Chemtov
Shawn Chemtov
co-Chief Executive Officer

By:	/s/ Adam Laufer
Adam Laufer
co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/Shawn Chemtov		March 25, 2014
Shawn Chemtov	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer)

/s/Adam Laufer		March 25, 2014
Adam Laufer	Chief Executive Officer and Director (Principal Executive Officer)

INDEX TO EXHIBITS

31.1	Rule 13a14(a)/15d-14(a) Certification of co-Chief Executive Officer*
31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer*
31.3	Rule 13a14(a)/15d-14(a) Certification of co-Chief Executive Officer*
32.1	Section 1350 Certification of Chief Executive Officer*
32.2	Section 1350 Certification of Chief Financial Officer*
32.3	Section 1350 Certification of Chief Executive Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
*	Filed herewith.

