Form 10-Q
period 2014-03-31
MJ Holdings, Inc.
filed 2014-05-14
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to _______________

Commission File No. 333-167824

MJ HOLDINGS, INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S Employer Identification No.)

4141 NE 2nd Avenue Suite 204-A Miami, Florida (Address of principal executive offices)	33137 (Zip code)

305-455-1881 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 14, 2014, there were 13,833,205 shares of the registrant’s common stock outstanding.

MJ HOLDINGS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS

MJ HOLDINGS, INC.

(A Development Stage Company)

Balance Sheets

As of March 31, 2014 (unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Cash	$893,112	$478
Total Assets	$893,112	$478

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$2,940	$7,665
Accrued liabilities	2,275	—
Stockholder loans, current portion	35,077	30,000
Accrued interest - stockholder loans	14,879	13,673
Total Current Liabilities	55,171	51,338
Stockholder loans	52,562	52,362
Total Liabilities	107,733	103,700

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001, 95,000,000 shares authorized; 13,113,205 and 12,218,205 shares issued and outstanding, respectively	13,113	12,218
Additional paid-in capital	958,960	57,190
Deficit Accumulated During the Development Stage	(186,694)	(172,630)
Total Stockholders’ Equity (Deficiency)	785,379	(103,222)

Total Liabilities and Stockholders’ Equity (Deficiency)	$893,112	$478

See accompanying notes to financial statements

MJ HOLDINGS, INC.

(A Development Stage Company)

Statement of Operations

For the three months ended March 31, 2014 and 2013

(unaudited)

	Three Months Ended March 31,		From Inception (October 31, 2005) to
	2014	2013	March 31, 2014
Revenues	$—	$—	$38,951

Costs and Expenses
General and administrative expenses	12,859	5,362	207,964
Interest expense - related parties	1,205	1,201	13,893
Loss on disposal of fixed assets	—	—	3,788
Total Costs and Expenses	14,064	6,563	225,645

Net Loss	$(14,064)	$(6,563)	$(186,694)

Basic and diluted net loss per common share:
Weighted average shares outstanding	12,260,983	12,218,315
Net loss per common share	$(0.001)	$(0.001)

See accompanying notes to financial statements

MJ HOLDINGS, INC.

(A Development Stage Company)

Statement of Cash Flows

For the three months ended March 31, 2014 and 2013

(unaudited)

	For the Three Months Ended March 31,		From Inception (October 31, 2005) to
	2014	2013	March 31, 2014
Cash flow from operating activities:
Net Loss	$(14,064)	$(6,563)	$(186,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	298	23,405
Loss on disposal of fixed assets	—	—	3,788
Changes in operating assets and liabilities:
Accounts payable	2,940	614	10,605
Accrued liabilities	2,275	—	2,275
Accrued interest - stockholder loans	1,206	1,201	14,879
Net Cash Used in Operating Activities	(7,643)	(4,450)	(131,742)

Cash flow from investing activities:
Acquisition of property and equipment	—	—	(27,193)
Net Cash Used in Investing Activities	—	—	(27,193)

Cash flow from financing activities:
Sale of common stock	895,000	—	964,408
Proceeds from loans from stockholders	5,277	4,581	87,639
Net Cash Provided by Financing Activities	900,277	4,581	1,052,047

Net increase in cash	892,634	131	893,112

Cash at beginning of period	478	299	—
Cash at end of period	$893,112	$430	$893,112

Supplemental schedule of non-cash financing activities:
Accounts payable paid by principal stockholders	$7,665	$—	$7,665

See accompanying notes to financial statements

MJ HOLDINGS, INC.

(A Development Stage Company)

Notes to the Financial Statements (unaudited)

March 31, 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Business description

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The balance sheet at December 31, 2013 has been derived from the Company’s audited consolidated financial statements as of that date.

These unaudited financial statements for the three months ended March 31, 2014 and 2013, should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 31, 2014. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2014, the Company borrowed $5,277 from its principal stockholders.

On February 10, 2014, in connection with the change in control of the Company, the principal stockholders paid $7,665 of the Company's accounts payable.

NOTE 3 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consists of three promissory notes with two of its stockholders in which the company may borrow up to $25,000, $20,000, and $10,000, respectively. These borrowings bear interest at 5%, 8%, and 8% per annum, respectively. They are due in part in December of 2014 and December of 2016. The Company has paid no interest to the stockholders as of March 31, 2014.

For the periods ending March 31, 2014 and 2013, the Company has accrued interest of $14,879 and $10,675, respectively.

On February 10, 2014, in connection with the change of control of the Company, Messrs. Chemtov and Laufer, purchased the Stock holder loans from Messrs. Peraman and Sarfoh.

NOTE 4 – SALE OF UNREGISTERED SECURITIES

The company conducted a private placement of its shares of common stock, whereby we sold 1,615,000 shares of common stock for an aggregate of $1,615,000. We began accepting subscriptions on March 24, 2014 and closed the private placement on April 9, 2014.

We received proceeds from the private placement of $895,000 during the three months ended March 31, 2014.

The shares were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder (“Regulation D”) since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Offers and sales were made solely to persons qualifying as “accredited investors” (as such term is defined by Rule 501 of Regulation D).

The securities offered will not be and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

NOTE 5 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2014, the Company has incurred losses of $14,064. The Company has an accumulated deficit of $186,694 since inception. The Company also had no revenue for the three months ended March 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 - SUBSEQUENT EVENTS

The company conducted a private placement of its shares of common stock, whereby we sold 1,615,000 shares of common stock for an aggregate of $1,615,000. We began accepting subscriptions on March 24, 2014, and closed the private placement on April 9, 2014.

We received proceeds from the private placement of $720,000 on April 1, 2014 through April 7, 2014.

On April 7, 2014, the Company entered into a joint venture agreement for the purchase of two properties, zoned for marijuana grow and retail operations in Denver, Colorado. In connection with the agreement, the Company has agreed to place $1,000,000 in escrow, said funds are to be applied to the purchase of the properties. The agreement is subject to certain contingencies and conditions precedent that must be met in order for the transaction to close. Should the conditions not be met by May 31, 2014, the agreement shall be null and void and all funds deposited by the Company shall be returned without penalty.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, competition, our business is dependant on laws pertaining to the marijuana industry, government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks and the availability, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “MJ Holdings, Inc.,” “MJ Holdings,” “MJ,” “we,” “us,” “our,” and the “Company” refer to MJ Holdings, Inc.

Business Overview

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

As a participant in the regulated marijuana industry, we intend to:

•	Acquire and lease real estate zoned for legalized marijuana operations;
•	Lease and manage turnkey grow, retail and commercial kitchen solutions for licensed marijuana operators;
•	Finance real estate acquisitions and facilitate loan programs backed by real estate assets;
•	Offer real estate structures that maximize working capital to legal marijuana operators;
•	Establish marijuana grow and retail operations in jurisdictions where we are legally allowed to do so, ie. Canada and Uruguay; and,
•	Position ourselves to operate legal marijuana operations in the U.S. if and when Federal laws reconcile with state laws and marijuana becomes legal under federal law.

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

Results of Operations For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

General and administrative expenses for the three months ended March 31, 2014, were $12,859. This was an increase of $7,497, or 140%, as compared to general and administrative expenses of $5,362 for the three months ended March 31, 2013. The increase in general and administrative expenses was primarily attributable to an increase in office overhead expense.

During the three months ended March 31, 2014, we incurred interest expenses of $1,205. This was an increase of $4, as compared to interest expense of $1,201 for the three months ended March 31, 2013. The slight increase in interest expense was due to our increased borrowing from our shareholder loans for the three months ended March 31, 2014, as compared to the three months ended March, 2013.

We had a net loss of $14,064, or a basic and diluted loss per share of $0.001, for the three months ended March 31, 2014. This was an increase of $7,501, or 114%, as compared to a net loss of $6,563, or a basic and diluted loss per share of $0.001, for the three months ended March 31, 2013. The increase in net loss was primarily due to an increase in general and administrative expenses.

Liquidity and Capital Resources

The Company had cash of $893,112 at March 31, 2014, compared with cash of $478 at December 31, 2013, an increase of $892,634. The increase in cash for the three months ended March 31, 2014, was due to proceeds of $895,000 received from the sale of common stock and proceeds of $5,277 of loans received from stockholders, partially offset by cash used in operating activities of $7,643

As of March 31, 2014, we had an accumulated deficit during the development stage of $186,694. This was an increase of $14,064 since December 31, 2013.

Operating Activities

We had net cash used in operating activities of $7,643 for the three months ended March 31, 2014, which consisted of a net loss of $14,064, an increase of $5,215 in accounts payable and accrued liabilities, an increase in accrued interest on stockholder loans of $1,206.

The net cash used in operating activities of $7,643 for the three months ended March31, 2014, represented an increase of $3,193, or 72%, as compared to net cash used in operating activities of $4,450 for the three months ended March 31, 2013.

Investing Activities

We had $0 in net cash used in investing activities for the three months ended March 31, 2014 and 2013.

Financing Activities

We had $900,277 in net cash provided by financing activities for the three months ended March 31, 2014. This was an increase of $895,696 as compared to net cash provided by financing activities of $4,581 for the three months ended March 31, 2013. The increase in net cash provided by financing activities was primarily due to due to proceeds of $895,000 received from the sale of common stock during the three months ended March 31, 2014.

Although we can provide no assurances, we believe our cash on hand will provide sufficient liquidity and capital resources to fund our business for the next twelve months. At March 31, 2014, we had working capital of $785,379. In the event we experience liquidity and capital resources constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three months ended March 31, 2014 had a material impact on our operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Reference is made to the Form 8-K, as filed by the registrant, on April 9, 2014, the contents of which are incorporated hereto.

ITEM 6. EXHIBITS

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
31.1*	Rule 13a14(a)/15d-14(a) Certification of co-Chief Executive Officer
31.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
31.3*	Rule 13a14(a)/15d-14(a) Certification of co-Chief Executive Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
32.3*	Section 1350 Certification of Chief Executive Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

*	Filed Herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

Date: May 14, 2014	By:	/s/ Adam Laufer
Adam Laufer
Co-Chief Executive Officer (co-Principal Executive Officer )

MJ HOLDINGS, INC.

Date: May 14, 2014	By:	/s/ Shawn Chemtov
Shawn Chemtov
Co-Chief Executive Officer and Chief Financial Officer (co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )

