Form 10-Q
period 2014-06-30
MJ Holdings, Inc.
filed 2014-08-14
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

4141 NE 2nd Avenue, Suite 204-A, Miami, Florida 33137
(Address of principal executive offices) (Zip Code)

(305) 455-1881
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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2014
Common Stock, $0.001	13,844,030

MJ HOLDINGS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	18

ITEM 6. EXHIBITS	18

SIGNATURES	19

PART I – FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS

MJ HOLDINGS, INC.

Balance Sheets

As of June 30, 2014 (unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash	$1,147,129	$478
Prepaid and other current assets	21,599	—
Total Current Assets	1,168,728	478
Property and equipment, net of accumulated depreciation of $1,924 and $0, respectively	2,212,076	—
Other assets	9,040	—
Total Assets	$3,389,844	$478

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$6,750	$7,665
Accrued liabilities	25,776	—
Stockholder loans, current portion	30,000	30,000
Accrued interest - stockholder loans	16,084	13,673
Total Current Liabilities	78,610	51,338
Note payable	1,800,000	—
Stockholder loans	52,562	52,362
Total Liabilities	1,931,172	103,700

Stockholders’ Equity (Deficiency)
Common stock, par value $0.001, 95,000,000 shares authorized; 13,844,030 and 12,218,205 shares issued and outstanding, respectively	13,844	12,218
Additional paid-in capital	1,947,346	57,190
Accumulated deficit	(502,518)	(172,630)
Total Stockholders’ Equity (Deficiency)	1,458,672	(103,222)
Total Liabilities and Stockholders’ Equity (Deficiency)	$3,389,844	$478

See accompanying notes to financial statements

MJ HOLDINGS, INC.

Statement of Operations

For the three and six months ended June 30, 2014 and 2013

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Lease income	$4,428	$—	$4,428	$—

Costs and Expenses
General and administrative expenses	311,205	2,923	324,064	8,284
Depreciation expense	1,924	—	1,924	—
Interest expense	7,123	1,328	8,328	2,530
Total Costs and Expenses	320,252	4,251	334,316	10,814

Net Loss	$(315,824)	$(4,251)	$(329,888)	$(10,814)

Basic and diluted net loss per common share:
Weighted average shares outstanding	13,813,403	12,218,205	13,041,482	12,218,205
Net loss per common share	$(0.023)	$(0.000)	$(0.025)	$(0.001)

See accompanying notes to financial statements

MJ HOLDINGS, INC.

Statement of Cash Flows

For the six months ended June 30, 2014 and 2013

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flow from operating activities:
Net Loss	$(329,888)	$(10,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,924	595
Stock-based compensation	269,117	—
Changes in operating assets and liabilities:
Prepaid and other assets	(11,437)	—
Accounts payable	6,750	(110)
Accrued liabilities	25,776	—
Accrued interest	2,411	—
Net Cash Used in Operating Activities	(35,347)	(10,329)

Cash flow from investing activities:
Acquisition of property and equipment	(2,214,000)	—
Net Cash Used in Investing Activities	(2,214,000)	—

Cash flow from financing activities:
Sale of common stock	1,615,000	—
Proceeds from note payable	1,800,000	—
Payment for debt issuance costs	(19,202)	—
Proceeds from loans from stockholders	200	10,410
Net Cash Provided by Financing Activities	3,395,998	10,410

Net increase in cash	1,146,651	81

Cash at beginning of period	478	299
Cash at end of period	$1,147,129	$380

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,918	$—

Supplemental schedule of non-cash financing activities:
Accounts payable paid by principal stockholders	$7,665	$—

See accompanying notes to financial statements

MJ HOLDINGS, INC.

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

These unaudited financial statements for the three and six months ended June 30, 2014 and 2013, should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 31, 2014. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or any other period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with GAAP. A summary of the more significant policies is set forth below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and 5353 Joliet LLC, its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions are required in the determination of the fair value of financial instruments and the valuation of long-lived and indefinite-lived assets. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and expensed over the term of the loan.

Debt issuance costs of $19,202 and $0 were capitalized during the six months ended June 30, 2014 and 2013, respectively. Debt issuance costs amortized for the six months ended June 30, 2014 and 2013, were $301 and $0, respectively.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful life of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or useful life. Maintenance, repairs, and minor improvements are charged to expense as incurred; major renewals and betterments that extend the useful life of the associated asset are capitalized. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in results of operations for the period.

Long –lived Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during the six months ended June 30, 2014.

Revenue Recognition

Revenue related to our leased properties is recognized on a straight-line basis over the term of the lease when collectability is reasonably assured.

Stock-Based Compensation

The Company estimates the fair values of share-based payments on the date of grant using a Black-Scholes option pricing model, which requires assumptions for the expected volatility of the share price of our common stock, the expected dividend yield, and a risk-free interest rate over the expected term of the stock-based financial instrument.

Since the number of outstanding and free-trading shares of the Company’s common stock is limited and the trading volume is relatively low, we do not have sufficient company specific information regarding the volatility of our share price on which to base an estimate of expected volatility. As a result, we use the average historical volatilities of similar entities within our industry as the expected volatility of our share price.

The expected dividend yield is 0% as the Company has not paid any dividends on its common stock and does not anticipate it will pay any dividends in the foreseeable future.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date with a remaining term equal to the expected term of the stock-based award.

For stock-based financial instruments issued to parties other than employees, we use the contractual term of the financial instruments as the expected term of the stock-based financial instruments.

The assumptions used in calculating the fair value of stock-based financial instruments represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company has not determined the impact of adoption on its financial statements.

In June 2014, FASB issued guidance that eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily the presentation of inception to date financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company has elected to adopt the new guidance for development stage entities for the interim period ended June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

NOTE 3 - PROPERTY ACQUISITION

In June 2014, through its wholly-owned subsidiary, 5353 Joliet LLC, the Company acquired an owner-occupied 22,144 square foot industrial building situated on 1.4 acres of land in Denver, Colorado for $2,214,000. The acquisition was funded with proceeds from the issuance of a secured promissory note in the amount of $1,800,000 and $414,000 of cash on-hand. The promissory note is held by Chemtov Mortgage Group ("CMG"), an entity wholly-owned by the Company's co-CEO, Shawn Chemtov. CMG derives no financial benefit in connection with the transaction, and serves solely as a pass-through entity.

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2016, and is callable at the option of the Company at any time after June 19, 2015. The Company has guaranteed the promissory note and has pledged its ownership interest in 5353 Joliet LLC, and as such its fee-simple ownership interest in the property as security for the promissory note. The promissory note does not restrict the Company's ability to incur future indebtedness.

The Company entered into a short-term lease agreement with the previous property owner for monthly rent of $11,070. The lease expires on September 1, 2014.

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2014, is as follows:

	Estimated	June 30,
	Life	2014
Building	30 years	$1,889,088
Land	Not depreciated	324,912
Total property and equipment		2,214,000
Less: Accumulated depreciation		(1,924)
Property and equipment, net		$2,212,076

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 10, 2014, in connection with the change in control of the Company, the principal stockholders paid $7,665 of the Company's accounts payable, which was recorded as a capital contribution to the Company.

During the six months ended June 30, 2014, the Company paid $5,918 for interest due pursuant to the promissory note held by CMG, an unaffiliated entity, wholly-owned by the Company's co-CEO, Shawn Chemtov.

During the six months ended June 30, 2014, the Company borrowed $5,277 from its principal stockholders and repaid $5,077 of the borrowings to its principal shareholders, resulting in $200 of net borrowings from related parties.

See Note 3 regarding promissory note held by related party.

NOTE 6 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consists of three promissory notes with two of its stockholders in which the company may borrow up to $25,000, $20,000, and $10,000, respectively.  These borrowings bear interest at 5%, 8%, and 8% per annum, respectively.  They are due in part in December of 2014 and December of 2016.  The Company has paid no interest to the stockholders as of June 30, 2014.

For the periods ending June 30, 2014 and 2013, the Company has accrued interest of $16,084 and $13,673, respectively.

On February 10, 2014, in connection with the change of control of the Company, Messrs. Chemtov and Laufer, purchased the Stock holder loans from Messrs. Peraman and Sarfoh.

NOTE 7 – SALE OF UNREGISTERED SECURITIES

The company conducted a private placement of its shares of common stock, whereby we sold 1,615,000 shares of common stock for an aggregate of $1,615,000. We began accepting subscriptions on March 24, 2014 and closed the private placement on April 9, 2014.

For the six months ended June 30, 2014, we received  proceeds from the private placement of $1,615,000.

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

NOTE 8 - STOCK-BASED COMPENSATION

On May 19, 2014, the Company entered into a consulting services agreement for the generation of qualified leads and referrals  for the Company’s real estate financing products, with a  wholly-owned subsidiary of Medbox, Inc, a leader in dispensing technologies and consulting services in the regulated marijuana industry.

During the term of the Agreement, the Company will  pay to Medbox (i) 50% of any management fee and (ii) 50% of the Net Revenue generated by the Medbox clients. Additionally, during the term of the agreement, Medbox shall receive warrants to purchase 33,000 shares of the Company’s common stock each month until Medbox has been issued an aggregate of 600,000 warrants. The warrants have a five-year term, and an exercise price to be determined upon issuance, equal to the volume weighted average price of the common stock for the thirty days prior to the date of issuance.

The Agreement's initial term is for six months, and renews automatically for successive one month terms. and can be canceled by either party with 5 days written notice.

The fair values of the warrants granted during the six months ended June 30, 2014, were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate:	3.27%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	132.72%

For the six months ended June 30, 2014, the Company recorded $269,117 of stock-based compensation expense related to warrants issued for services, which has been classified as General and administrative expenses.

On May 27, 2014, Medbox exercised 33,333 shares of warrants pursuant to a cashless exercise provision, in which Medbox received 10,825 shares of the Company's common stock based on an exercise price of $6.42 per share.

A summary of warrants issued, exercised and expired during the six months ended June 30, 2014, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2014	—	$—
Issued	66,666	7.14
Exercised	(33,333)	6.42
Expired	—	—
Balance at June 30, 2014	33,333	$7.87

NOTE 9 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the six months ended June 30, 2014, the Company has incurred losses of $329,888.  The Company has an accumulated deficit of $502,518 since inception. The Company recorded $4,428 of revenue during the six months ended June 30, 2014.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Stock-Based Compensation

The Company estimates the fair values of share-based payments on the date of grant using a Black-Scholes option pricing model, which requires assumptions for the expected volatility of the share price of our common stock, the expected dividend yield, and a risk-free interest rate over the expected term of the stock-based financial instrument.

Since the number of outstanding and free-trading shares of the Company’s common stock is limited and the trading volume is relatively low, we do not have sufficient company specific information regarding the volatility of our share price on which to base an estimate of expected volatility. As a result, we use the average historical volatilities of similar entities within our industry as the expected volatility of our share price.

The expected dividend yield is 0% as the Company has not paid any dividends on its common stock and does not anticipate it will pay any dividends in the foreseeable future.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date with a remaining term equal to the expected term of the stock-based award.

For stock-based financial instruments issued to parties other than employees, we use the contractual term of the financial instruments as the expected term of the stock-based financial instruments.

The assumptions used in calculating the fair value of stock-based financial instruments represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Results of Operations For the Three and Six Months Ended June 30, 2014, Compared to the Three and Six Months Ended June 30, 2013

Revenue for the three and six months ended June 30, 2014, was $4,428 compared with revenue of $0 for the three and six months ended June 30, 2013. Revenue during the three and six months ended June 30, 2014, was generated as a result of a short-term leasing arrangement made with the previous owner of property acquired by the Company on June 19, 2014. The short-term lease expires on September 1, 2014.

General and administrative expenses for the three months ended June 30, 2014, increased by $308,282 to $311,205 compared with general and administrative expenses of $2,923 for the three months ended June 30, 2013. For the six months ended June 30, 2014, general and administrative expenses increased by $315,780 to $324,064 compared with general and administrative expenses of $8,284 for the six months ended June 30, 2013. The increases in general and administrative expenses were attributed to increases in professional fees and overhead expenses, of which $269,117 was associated with stock-based compensation for consulting services.

Depreciation expense for the three and six months ended June 30, 2014, was $1,924 compared with depreciation expense of $0 for the three and six months ended June 30, 2013. Depreciation expense for the three and six months ended June 30, 2014, was associated with the purchase of a 22,144 square foot industrial building situated on 1.4 acres of land in Denver, Colorado for $2,214,000.

Interest expense for the three months ended June 30, 2014, increased by $5,795 to $7,123 compared with interest expense of $1,328 for the three months ended June 30, 2013. Interest expense for the six months ended June 30, 2014, increased by $5,798 to $8,328 compared with interest expense of $2,530 for the six months ended June 30, 2013. The increases in interest expense for the three and six months ended June 30, 2014, was primarily the result of interest expense incurred on a $1.8 million promissory note used to  fund the acquisition of $2.2 million of property in June 2014.

We had a net loss of $315,824, or a basic and diluted loss per share of $0.023, for the three months ended June 30, 2014, compared with a net loss of $4,251, or a basic and diluted loss per share of $0.000, for the three months ended June 30, 2013. We had a net loss of $329,888, or a basic and diluted loss per share of $0.025, for the six months ended June 30, 2014, compared with a net loss of $10,814, or a basic and diluted loss per share of $0.001, for the six months ended June 30, 2013. The increase in net loss was primarily due to an increases in general and administrative expenses, depreciation expense, and interest expense during the three and six months ended June 30, 2014.

Liquidity and Capital Resources

The Company had cash of $1,147,129 at June 30, 2014, compared with cash of $478 at December 31, 2013, an increase of $1,146,651. The increase in cash for the six months ended June 30, 2014, was primarily attributed to proceeds of $1,800,000 received from a promissory note and proceeds of $1,615,000 received from the sale of common stock, offset by the purchase of an industrial building for $2,214,000, debt issuance costs of $19,202 and cash used in operating activities of $35,347.

As of June 30, 2014, we had an accumulated deficit $502,518. This was an increase of $329,888 since December 31, 2013.

Operating Activities

We had net cash used in operating activities of $35,347 for the six months ended June 30, 2014, which consisted of a net loss of $329,888 and an increase of $11,437 in prepaid and other assets, partially offset by non-cash charges of $271,041 and an increase of $34,937 in accounts payable, accrued liabilities, and accrued interest.

The net cash used in operating activities of $35,347 for the six months ended June 30, 2014, represented an increase of $25,018, compared with net cash used in operating activities of $10,329 for the six months ended June 30, 2013.

Investing Activities

In June 2014, we purchased a 22,144 square foot industrial building situated on 1.4 acres of land in Denver, Colorado for $2,214,000.

Financing Activities

We had $3,395,998 in net cash provided by financing activities for the six months ended June 30, 2014. This was an increase of $3,385,588 as compared to net cash provided by financing activities of $10,410 for the six months ended June 30, 2013. The increase in net cash provided by financing activities was primarily due to due to proceeds of $1,800,000 from the issuance of a promissory note and proceeds of $1,615,000 received from the sale of common stock, partially offset by debt issuance costs of $19,202 during the six months ended June 30, 2014.

Although we can provide no assurances, we believe our cash on hand will provide sufficient liquidity and capital resources to fund our business for the next twelve months. At June 30, 2014, we had working capital of $1,090,118. In the event we experience liquidity and capital resources constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three months ended March 31, 2014 had a material impact on our operations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MJ HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ Adam Laufer
Adam Laufer
Co-Chief Executive Officer (co-Principal Executive Officer )

MJ HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ Shawn Chemtov
Shawn Chemtov
Co-Chief Executive Officer and Chief Financial Officer (co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )