Form 10-Q
period 2014-09-30
MJ Holdings, Inc.
filed 2014-11-14
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑   No ☐

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2014
Common Stock, $0.001	13,878,522
1

MJ HOLDINGS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	21

ITEM 6. EXHIBITS	21

SIGNATURES	22

PART I – FINANCIAL INFORMATION

ITEM  1.   FINANCIAL STATEMENTS

MJ HOLDINGS, INC.

Balance Sheets

As of September 30, 2014 (unaudited) and December 31, 2013

	September 30, 2014	December 31, 2013
Assets
Real estate property:
Land	$551,251	$—
Buildings and improvements	2,419,555	—
	2,970,806	—
Accumulated depreciation	(7,515)	—
Real estate property, net	2,963,291	—
Cash	333,547	478
Prepaid expenses and other assets	79,410	—
Total Assets	$3,376,248	$478

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Note payable - related party	$1,800,000	$—
Security deposits	102,045	—
Stockholder loans	—	82,362
Accounts payable and accrued liabilities	67,532	21,338
Total Liabilities	1,969,577	103,700

Stockholders’ Equity (Deficit)
Common stock, par value $0.001, 95,000,000 shares authorized; 13,876,845 and 12,218,205 shares issued and outstanding, respectively	13,877	12,218
Additional paid-in capital	2,578,569	57,190
Accumulated deficit	(1,185,775)	(172,630)
Total Stockholders’ Equity (Deficit)	1,406,671	(103,222)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,376,248	$478

See accompanying notes to financial statements

MJ HOLDINGS, INC.

Statement of Operations

For the three and nine months ended September 30, 2014 and 2013

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$32,347	$—	$36,775	$—

Operating Expenses:
Property expenses	46,494	—	57,175	—
General and administrative expenses	614,956	13,677	928,339	21,961
Depreciation expense	5,591	—	7,515	—
Total operating expenses	667,041	13,677	993,029	21,961
Operating loss	(634,694)	(13,677)	(956,254)	(21,961)

Interest expense - related party	(48,563)	(1,505)	(56,891)	(4,035)

Loss before income taxes	(683,257)	(15,182)	(1,013,145)	(25,996)

Provision for income taxes	—	—	—	—

Net Loss	$(683,257)	$(15,182)	$(1,013,145)	$(25,996)

Basic and diluted net loss per common share:
Weighted average shares outstanding	13,856,245	12,218,205	13,316,054	12,218,205
Net loss per common share	$(0.049)	$(0.001)	$(0.076)	$(0.002)

See accompanying notes to financial statements

MJ HOLDINGS, INC.

Statement of Cash Flows

For the six months ended September 30, 2014 and 2013

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flow from operating activities:
Net Loss	$(1,013,145)	$(25,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,515	892
Stock-based compensation	800,923	—
Changes in operating assets and liabilities:
Prepaid and other assets	(60,258)	—
Security deposits	102,045	—
Accounts payable and accrued liabilities	70,747	2,165
Net Cash Used in Operating Activities	(92,173)	(22,939)

Cash flow from investing activities:
Acquisition of real estate property	(2,970,806)	—
Net Cash Used in Investing Activities	(2,970,806)	—

Cash flow from financing activities:
Proceeds from the sale of common stock	1,615,000	—
Proceeds from note payable	1,800,000	—
Payment for debt issuance costs	(19,152)	—
Proceeds from loans from stockholders	200	22,866
Net Cash Provided by Financing Activities	3,396,048	22,866

Net increase in cash	333,069	(73)

Cash at beginning of period	478	299
Cash at end of period	$333,547	$226

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,918	$—

Supplemental schedule of non-cash financing activities:
Accounts payable paid by principal stockholders	$7,665	$—
Stockholder loans and accrued interest converted to common stock	$99,450	$—

See accompanying notes to financial statements

MJ HOLDINGS, INC.

Notes to the Financial Statements (unaudited)

September 30, 2014

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The balance sheet at December 31, 2013, has been derived from the Company’s audited consolidated financial statements as of that date.

These unaudited financial statements for the three and nine months ended September 30, 2014, should be read in conjunction with the audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for such year as filed with the SEC on March 31, 2014. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or any other period.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with GAAP. A summary of the more significant policies is set forth below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 5353 Joliet, LLC and MJ Havana, LLC. Intercompany balances and transactions have been eliminated in consolidation.

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

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and charged to interest expense over the term of the loan.

Debt issuance costs of $19,152 and $0 were capitalized during the nine months ended September 30, 2014 and 2013, respectively. Debt issuance costs charged to interest expense for the nine months ended September 30, 2014 and 2013, were $2,759 and $0, respectively. As of September 30, 2014, $16,393 of debt issuance costs are included on the Balance Sheet within the Prepaid expenses and other assets line item.

Real Estate Property

Real estate property is recorded at cost, less accumulated depreciation and amortization. Real estate property, excluding land, is depreciated using the straight-line method over the estimated useful life of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or useful life. Maintenance, repairs, and minor improvements are charged to expense as incurred; major renewals and betterments that extend the useful life of the associated asset are capitalized. When real estate property is sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in results of operations for the period.

Long –lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If real estate property and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during the nine months ended September 30, 2014.

Revenue Recognition

The Company must meet four basic criteria before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual fixed increases in rent. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its financial statements.

In June 2014, FASB issued guidance that eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily the presentation of inception to date financial statements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2014. Early adoption is permitted. The Company elected to adopt the new guidance for development stage entities for the interim period ended June 30, 2014, and accordingly, is no longer presenting the inception-to-date financial information and disclosures formerly required.

NOTE 3 - REAL ESTATE PROPERTY ACQUISITIONS

5353 Joliet Street

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

The Company entered into a short-term lease agreement with the previous property owner for monthly rent of $11,070, excluding contractual payments for real estate taxes and other recoverable operating expenses. The lease expired on September 1, 2014.

503 Havana Street

In September 2014, through its wholly-owned subsidiary, MJ Havana LLC, acquired an owner-occupied 1,250 square foot building situated on 23,625 square feet of land in Aurora, Colorado for $756,000, exclusive of closing costs. The acquisition was funded with cash on-hand. The property is zoned B-2 and has been approved by the city of Aurora as a retail dispensary for recreational marijuana.

Prior to closing on the property acquisition, the company had pre-negotiated a 10-year lease agreement with a third-party, a licensed marijuana dispensary company serving both medical and adult (21+) customers in Colorado. Once the closing of the property was completed with the seller, the pre-negotiated lease was executed in September 2014 with the third-party - see Note 5 below for additional lease details.

A summary of real estate property at September 30, 2014, is as follows:

	Estimated	September 30,
	Life	2014
Buildings	30 years	$2,419,555
Land	Not depreciated	551,251
Total real estate property		2,970,806
Less: Accumulated depreciation		(7,515)
Real estate property, net		$2,963,291

NOTE 4 - OPERATING LEASES

The Company generates revenues by leasing its acquired real estate properties through operating leasing arrangements. A summary of revenues generated from our rental properties for the three and nine months ended September 30, 2014 and 2013, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rental payments	$24,765	$—	$29,193	$—
Reimbursed operating expenses	7,199	—	7,199	—
Deferred rent revenue	383	—	383	—
Total revenues from rental properties	$32,347	$—	$36,775	$—

503 Havana Street

In September 2014, the Company entered into a non-cancelable operating lease agreement with a marijuana dispensary (the "Lessee") to move into the Company's recently acquired property located at 503 Havana Street in Aurora, Colorado. The lease agreement is for a term of ten years and a monthly rent obligation of $11,250, subject to annual increases of 3% per year. Insurance and real property taxes shall be paid by the Company and, subsequently, charged to the Lessee as additional rent based on the actual expenses incurred. Pursuant to the terms of the lease agreement, the Company has agreed to contribute $150,000 to improvements to the property.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for one additional ten-year term, on the same terms as provided in the lease agreement. During the third year of the lease agreement, the Lessee may exercise an option to purchase the Property.

Future minimum rental revenues, excluding the reimbursement of specified operating expenses, for non-cancelable lease agreements are as follows as of September 30, 2014:

2014	$33,750
2015	136,013
2016	140,093
2017	144,296
2018	148,625
Thereafter	944,847
Total minimal rental revenues	$1,547,624

5353 Joliet Street

In September 2014, the Company entered into a lease agreement for its property and warehouse building located at 5353 Joliet Street in Denver, Colorado. The lease agreement is for a term of seven years and a monthly rent obligation of $25,835, subject to annual increases of 2% per year. Insurance and real property taxes shall be paid by the Company and, subsequently, charged to the lessee as additional rent based on the actual expenses incurred.

The lease is contingent upon the lessee, obtaining city and state licenses and permits for its intended operations at the premises, within the dates provided in the lease agreement. Should the lessee fail to procure and provide said licenses to the Company, the lessee shall forfeit its security deposit of $77,500 and either party may terminate the lease agreement in accordance with the terms of the lease.

Upon the expiration of the term of seven years, the lessee has the option to renew the lease for two separate five-year terms, subject to rent reviews and adjustments, as set out in the lease agreement.

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 10, 2014, in connection with the change in control of the Company, the principal stockholders paid $7,665 of the Company's accounts payable, which was recorded as a capital contribution to the Company.

During the nine months ended September 30, 2014, the Company paid $35,918 for interest due pursuant to the promissory note held by CMG, an unaffiliated entity, wholly-owned by the Company's co-CEO, Shawn Chemtov.

During the nine months ended September 30, 2014, the Company borrowed $5,277 from its principal stockholders and repaid $5,077 of the borrowings to its principal shareholders, resulting in $200 of net borrowings from related parties.

See Note 3 above regarding the promissory note held by related party.

NOTE 6 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consisted of three promissory notes with two of its stockholders in which the company may borrow up to $25,000, $20,000, and $10,000, respectively.  These borrowings accrued interest at 5%, 8%, and 8% per annum, respectively.  They were due in part in December of 2014 and December of 2016.  The Company paid no interest to the stockholders as of September 30, 2014.

For the nine months ended September 30, 2014 and 2013, the Company had accrued interest of $16,888 and $13,509, respectively.

On February 10, 2014, in connection with the change of control of the Company, Messrs. Chemtov and Laufer, purchased the Stock holder loans from Messrs. Peraman and Sarfoh.

On August 31, 2014, the outstanding balance of $99,450 for the stockholder loans and the associated accrued interest were converted to 19,890 shares of the Company's common stock at a conversion price of $5.00 per share.

NOTE 7 – SALE OF UNREGISTERED SECURITIES

The Company conducted a private placement of its shares of common stock, whereby we sold 1,615,000 shares of common stock for an aggregate of $1,615,000. We began accepting subscriptions on March 24, 2014 and closed the private placement on April 9, 2014.

For the nine months ended September 30, 2014, the Company received  proceeds from the private placement of $1,615,000.

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

Warrants

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

The fair values of the warrants granted during the nine months ended September 30, 2014, were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate:	1.68%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	131.56%

For the nine months ended September 30, 2014, the Company recorded $728,423 of stock-based compensation expense related to warrants issued for services, which has been classified as General and administrative expenses.

On May 27, 2014, Medbox exercised 33,333 shares of warrants pursuant to a cashless exercise provision, in which Medbox received 10,825 shares of the Company's common stock based on an exercise price of $6.42 per share.

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2014, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2014	—	$—
Issued	166,665	6.65
Exercised	(33,333)	6.42
Expired	—	—
Balance at September 30, 2014	133,332	$6.70

In October 2014, the agreement with Medbox, Inc. was terminated and no additional warrants after the 33,333 warrants issued in October 2014 will be issued to Medbox, Inc. pursuant to the agreement.

Common Stock

During the nine months ended September 30, 2014, the Company issued 12,925 shares of common stock for consulting services and recorded $72,500 of stock-based compensation expense for these consulting services, which has been classified as General and administrative expenses. The stock-based compensation expense was calculated based on the grant date fair value of the common stock shares issued in exchange for the consulting services.

NOTE 9 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the nine months ended September 30, 2014, the Company has incurred a net loss of $1,013,145.  The Company has an accumulated deficit of $1,185,775 since inception. The Company recorded $36,775 of revenue during the nine months ended September 30, 2014.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 10 - INCOME TAXES

As of December 31, 2013, the Company had net operating loss carryovers of approximately $168,000, which expire from 2025 through 2033. Net operating loss carry-forwards for Federal income tax purposes are subject to annual limitations. Due to the change in controlling interest of the Company's outstanding shares in February 2014, the net operating loss carry forwards may be limited as to use in future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Based on management's assessment, the Company has established a full valuation allowance to offset the deferred tax assets since it is more likely than not that all of the deferred tax assets will not be realized. As of September 30, 2014, net deferred assets are $0.

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

Revenue Recognition

The Company must meet four basic criteria before revenue can be recognized: persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual fixed increases in rent. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.

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

Results of Operations For the Three and Nine Months Ended September 30, 2014, Compared to the Three and Nine Months Ended September 30, 2013

Revenue for the three and nine months ended September 30, 2014, was $32,347 and $36,775, respectively, compared with revenue of $0 for the three and nine months ended September 30, 2013. Revenue during the three and nine months ended September 30, 2014, was generated as a result of payments from operating leases for two real estate properties acquired in June 2014 and September 2014.

Property expenses consist of those costs associated with acquiring and leasing real estate properties. These expenses include costs for inspections, appraisals, real property taxes, insurance, repairs and maintenance. For the three and nine months ended September 30, 2014, we incurred $46,494 and $57,175, respectively, compared with $0 for the three and nine months ended September 30, 2013. The property expenses for the three and nine months ended September 30, 2014, were the result of costs incurred from the two properties acquired in June 2014 and September 2014 and from costs incurred analyzing potential real estate acquisition opportunities.

Certain property expenses are reimbursable to the Company through our existing leasing arrangements, during the three and nine months ended September 30, 2014, the Company recorded $7,199 of revenue pursuant to operating lease agreements to offset a portion of the property expenses incurred during the respective periods.

General and administrative expenses for the three months ended September 30, 2014, increased by $601,279 to $614,956 compared with general and administrative expenses of $13,677 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, general and administrative expenses increased by $906,378 to $928,339 compared with general and administrative expenses of $21,961 for the nine months ended September 30, 2013. The increases in general and administrative expenses were attributed to increases in legal fees, professional fees, and overhead expenses due to the ramp up of our business during 2014, of which $800,923 was associated with non-cash stock-based compensation for consulting services.

Depreciation expense for the three and nine months ended September 30, 2014, was $5,591 and $7,515, respectively, compared with depreciation expense of $0 for the three and nine months ended September 30, 2013. Depreciation expense for the three and nine months ended September 30, 2014, was associated with the deprecation of two buildings acquired in real estate purchases completed in June 2014 and September 2014.

Interest expense for the three months ended September 30, 2014, increased by $47,058 to $48,563 compared with interest expense of $1,505 for the three months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014, increased by $52,856 to $56,891 compared with interest expense of $4,035 for the nine months ended September 30, 2013. The increases in interest expense for the three and nine months ended September 30, 2014, was primarily the result of $45,000 and $50,918, respectively, of interest expense incurred on a $1.8 million promissory note used to  fund the acquisition of $2.2 million of property in June 2014.

We had a net loss of $683,257, or a basic and diluted loss per share of $0.049, for the three months ended September 30, 2014, compared with a net loss of $15,182, or a basic and diluted loss per share of $0.001, for the three months ended September 30, 2013. We had a net loss of $1,013,145, or a basic and diluted loss per share of $0.076, for the nine months ended September 30, 2014, compared with a net loss of $25,996, or a basic and diluted loss per share of $0.002, for the nine months ended September 30, 2013. The increase in net loss was primarily due to increases in operating expenses, general and administrative expenses, depreciation expense, and interest expense as a result of the implementation of our business strategy, designed to acquire and lease real estate to licensed marijuana operators, during 2014.

Liquidity and Capital Resources

The Company had cash of $333,547 at September 30, 2014, compared with cash of $478 at December 31, 2013, an increase of $333,069. The increase in cash for the nine months ended September 30, 2014, was primarily attributed to proceeds of $1,800,000 received from a promissory note and proceeds of $1,615,000 received from the sale of common stock, offset by the purchase of two real estate properties for $2,970,806, debt issuance costs of $19,152 and cash used in operating activities of $92,173.

As of September 30, 2014, we had an accumulated deficit $1,185,775. This was an increase of $1,013,145 since December 31, 2013, of which $800,923 was for non-cash stock compensation expense incurred during 2014.

Operating Activities

We had net cash used in operating activities of $92,173 for the nine months ended September 30, 2014, which consisted of a net loss of $1,013,145 and an increase of $60,258 in prepaid and other assets, partially offset by non-cash charges of $808,438, an increase of $70,747 in accounts payable and accrued liabilities, and receipt of $102,045 in security deposits associated with new operating leases.

The net cash used in operating activities of $92,173 for the nine months ended September 30, 2014, represented an increase of $69,234, compared with net cash used in operating activities of $22,939 for the nine months ended September 30, 2013.

Investing Activities

In June 2014 and September 2014, we acquired real estate properties for $2,970,806 in Denver and Aurora, Colorado.

Financing Activities

We had $3,396,048 in net cash provided by financing activities for the nine months ended September 30, 2014. This was an increase of $3,373,182 as compared to net cash provided by financing activities of $22,866 for the nine months ended September 30, 2013. The increase in net cash provided by financing activities was primarily due to due to proceeds of $1,800,000 from the issuance of a promissory note and proceeds of $1,615,000 received from the sale of common stock, partially offset by debt issuance costs of $19,152 during the nine months ended September 30, 2014.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

The Company conducted a private placement of its shares of common stock, whereby we sold 1,615,000 shares of common stock for an aggregate of $1,615,000. We began accepting subscriptions on March 24, 2014 and closed the private placement on April 9, 2014. Reference is made to the Form 8-K, as filed by the registrant, on April 9, 2014, the contents of which are incorporated hereto. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On May 27, 2014, the Company issued 10,825 shares of common stock upon the cashless exercise of outstanding warrants. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On August 31, 2014, the Company issued 19,890 shares of common stock upon the conversion of outstanding stockholder loans and the associated accrued interest in the amount of $99,450 at a conversion price of $5.00 per share. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the nine months ended September 30, 2014, the Company issued 12,925 shares of common stock for consulting services. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

MJ HOLDINGS, INC.

Date: November 14, 2014	By:	/s/ Adam Laufer
Adam Laufer
Co-Chief Executive Officer (co-Principal Executive Officer)

MJ HOLDINGS, INC.

Date: November 14, 2014	By:	/s/ Shawn Chemtov
Shawn Chemtov
Co-Chief Executive Officer and Chief Financial Officer (co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

