Form 10-K
period 2014-12-31
MJ Holdings, Inc.
filed 2015-03-30
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(305) 455-1800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2014, was $15,111,290.

The number of shares outstanding of the issuer’s Common Stock as of March 18, 2015, was 13,886,794.

MJ HOLDINGS, INC.
TABLE OF CONTENTS

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "MJ Holdings, Inc." "MJ Holdings," "we," "us," "our" and the Company refer to MJ Holdings, Inc., formerly Securitas EDGAR Fiilngs, Inc.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report and in our subsequent filings with the SEC. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our stockholders.

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

Our Properties

As of the date of this report, we owned the following properties:

Property	Location	Description
Joliet	5353 Joliet Street Denver, CO 80239

Located in Denver Colorado, the property is a 22,144 sq ft. warehouse situated on 1.41 acres of land, The properties power has been upgraded to 2,500 amps and is equipped with solar panels. The building is properly zoned to grow marijuana and is leased to a state licensed marijuana operator until 2021 with renewal options.

Havana	503 Havana Street Aurora, CO 80010

Located in Aurora Colorado, the property is a 1,255 sq. ft. free standing building, situated on 0.54 acres of land. The building is zoned B-2 and has been approved by the city of Aurora for use as a recreational marijuana dispensary.  The property is leased to a state licensed marijuana operator until 2024 with renewal options.

States where Marijuana is Legal

As of 2014, 24 US States have passed laws permitting state licensed healthcare practitioners to recommend marijuana for medical use and permit its residents the use of marijuana for medical and or therapeutic purposes; of which four states and the District of Columbia permit recreational use and an additional 11 states have laws permitting low tetrahydrocannabinol THC, high cannabidiol (CBD) strains for limited conditions.

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

We plan to acquire and lease real estate, including retail and industrial space, to licensed marijuana operators. We believe that with continued growth in the marijuana industry licensed marijuana; operators will seek to expand their operations to service the growing demand, which will expand the need for real estate zoned for marijuana operations. We intend to capitalize on the opportunity that exists, due to the fact that certain landlords have been resistant to lease to marijuana operators due to its status under federal law, and as a result landlords who are willing to lease to marijuana tenants may be able to lease the property at a premium to current market rents, that is not to say that we wouldn't enter into leases with qualified tenants at the market rent.

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

The advantages for the Company are:

  Fair return on the investment in the form of rent during the lease term, and ownership of a depreciable asset already occupied by a reliable tenant.
  Long-term, fully leased asset with a guaranteed income stream.
  For income-tax purposes, we can take an expense deduction for an investment in a depreciable property to allow for the recovery of the cost of the investment.

Financing Real Estate Transactions

We plan to issue debt and or equity to finance real estate acquisitions. As needed, we may employ additional financing and ownership structures and incentives to secure financing for acquisitions.

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

Availability of Suitable Properties

We believe that the opportunity exists to acquire suitable properties of different sizes to accommodate the varying needs of prospective tenants.

Intellectual Property

We don't own any intellectual property, other than common law rights to our logo and trade dress. We do own various internet domain names which we may develop into internet properties and brands at some point in the future.

Government Regulation

Federal Laws

The U.S. Government classifies marijuana as a schedule-I controlled substance; and as a result in accordance to Federal law marijuana is an illegal substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes. Federal prosecutions of marijuana crimes, where the operators are acting in accordance with state law are rare, this is as a result of U.S. Justice department policies of the current presidential administration, to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law.

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

As of the date of this annual report, the Company derives revenue from state-approved marijuana growers and dispensary facilities. While we do not grow or distribute marijuana; deriving rental income from state-approved marijuana growers and dispensary facilities could be deemed to be aiding and abetting illegal activities, a violation of federal law. We intend to remain within the guidelines outlined in the Cole Memo (see the “Risk Factors”), which does not alter the Department of Justice’s authority to enforce federal law, including federal laws relating to marijuana, but does recommend that U.S. Attorneys prioritize enforcement of federal law away from the marijuana industry operating as permitted under certain state laws, so long as certain conditions are met.  Where the individual state framework fails to protect the public, the Justice Department has instructed federal prosecutors to enforce the Controlled Substances Act of 1970. However, we cannot provide assurance that the Company is in full compliance with the Cole Memo or any other federal laws or regulations.

The Company’s ongoing and future business plans rely in part, on our ability to successfully establish and maintain effective controls that follow the United States Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) Guidance, “BSA Expectations Regarding Marijuana-Related Businesses,” in vetting and monitoring potential tenants, customers and clients of the Company.  On February 14, 2014, FinCEN issued guidance to clarify Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses. FinCEN issued this guidance in light of certain state initiatives to legalize certain marijuana-related enforcement priorities. The FinCEN guidance clarifies how financial institutions can provide services to marijuana-related businesses consistent with their BSA obligations, and aligns the information provided by financial institutions in BSA reports with federal and state law enforcement priorities. This FinCEN guidance is intended to enhance the availability of financial services for, and the financial transparency of, marijuana-related businesses.

While we are not subject to the BSA or FinCEN guidelines, we expect to implement policies and procedures that mirror the stated goals of the FinCEN guidelines to comply with the federal government’s stated objectives with respect to the potential conflict of law. The Company anticipates using  FinCEN Guidelines, as may be amended, as the basis for assessing its relationships with potential tenants.

State Laws

As of 2014, 24 US States have passed laws permitting state licensed healthcare practitioners to recommend marijuana for medical use and permit its residents the use of marijuana for medical and or therapeutic purposes; of which four states and the District of Columbia permit recreational use and an additional 11 states have laws permitting low tetrahydrocannabinol THC, high cannabidiol (CBD) strains for limited conditions.

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

Employees

As of December 31, 2014, we had no employees.

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

Risks Related to Our Business

We Have a limited Operating History Within this Industry, and we may not Succeed.

We have a limited operating history or experience in procuring, building out or leasing real estate for agricultural purposes, specifically marijuana grow facilities and as such, within this industry we may not succeed. Moreover, We are subject to all risks inherent in a developing a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with establishing a new business and the competitive and regulatory environment in which we operate. For example, the medical marijuana industry is a new industry that as a whole may not succeed, particularly should the Federal government change course and decide to prosecute those dealing in medical marijuana under Federal law. If that happens there may not be an adequate market for our properties.

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

Our limited history of operations, our operating losses, and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. In this regard, see the Report of Independent Certified Public Accountants accompanying our audited financial statements appearing elsewhere herein which cites substantial doubt about our ability to continue as a going concern. There can be no assurance that we will achieve profitability or generate positive cash flow in the future. As a result of these and other factors, there can be no assurance that our proposed activities will be successful or that the Company will be able to achieve or maintain profitable operations. If we fail to achieve profitability, our growth strategies could be materially and adversely affected.

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

We intend to raise capital through the issuance of equity and debt to acquire real estate zoned for marijuana grow and retail sale (dispensary). Debt issued may be securitized by the real estate and any fixtures and improvements to the real estate. Revenue generated by the real estate, less a management fee and any spread between the cost of the loan and the proceeds from our leases, will be used to service the debt, beyond which we expect the debt to be non-recourse against the Company. Debt holders may have the opportunity to convert their note to the Company's Common Stock, depending on the terms of the conversion, conversion of  debt may dilute the holdings of our existing stockholders, reduce the market price of our common stock, or both.

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

Our success is dependent on our ability to refinance the promissory notes we issue to acquire real estate as those notes mature. We expect that promissory notes will have a maturity between three to five years and upon maturity we will be required to refinance the properties to repay the principal borrowed under the notes. If we are unable to procure replacement financing, either from banks or private investors, we may need to sell those properties, which in turn may have an adverse affect on our cash flow from operations; furthermore, if we sell those properties and those properties have depreciated in value, we will not profit form the appreciation of our equity interest in the properties and any and all of the proceeds from the sale will be used to repay the principal borrowed under the note.

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

We expect to commit resources and capital to explore and develop new opportunities within the marijuana space. We hope to position ourselves as a diversified marijuana holding and operating company in anticipation of a reconciliation of federal law with state law, which we believe will come as more states legalize marijuana. We cannot assure you that we will be successful in our efforts in establishing operations  or that our ownership of certain marijuana businesses or investments will be permitted as a matter of law, or that we will achieve market acceptance for our ventures and or associated products and services, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business of dispensing regulated pharmaceutical products. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products, services or enhancements could seriously harm our business, financial condition and results of operations.

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

As of January 31, 2014, 21 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.

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

Our proposed business is dependent on state laws pertaining to the marijuana industry.

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

As of January 13, 2015, 23 states and the District of Columbia allow their residents to use medical marijuana. Voters in the states of Colorado and Washington approved and implemented regulations to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has made numerous statements (as memorialized in the "Cole Memo") indicating that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to stringently enforce the federal laws. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to the Company and its stockholders.

The Company derives revenue from state-approved marijuana growers and dispensary facilities.

While we do not grow or distribute marijuana we derive rental income from state-approved marijuana growers and dispensary facilities which could be deemed to be aiding and abetting illegal activities, a violation of federal law. If the Federal government sought to enforce marijuana laws in states that have legalized, the same, we could be prosecuted under federal law, which could result in fines, penalties, potential forfeitures and a cessation of  our current business activities.

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

On February 14, 2014, The U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and "may not" be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that "it is possible to provide financial services" to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date it is not clear what if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and a retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. The inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.

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

The economic success of an investment in  the Company depends directly upon the results of operations of our properties.

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

Loans the we obtain may prohibit prepayment or require additional payments.

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

Properties may be sold to us in an “as is” condition. Further, representations and warranties in a property purchase agreement typically do not survive the closing. Accordingly, we will engage third parties to conduct the required due diligence involving engineering, radon, environmental, title and other inspections during the applicable due diligence investigation period. However, upon acquisition of properties, we will have limited recourse with respect to conditions affecting the property that were not discovered during this investigation period. The cost of unexpected repairs and remediation work could be material and would therefore have an adverse effect on the Company’s financial condition and results of operations. If claims arising as a result of a breach of a representation or warranty are discovered after this period, we may not be able to seek indemnification from the seller and would therefore suffer the financial consequences of such a breach, which could be material. Further, even if we were entitled to indemnification from the seller, no assurance can be given that the seller would have sufficient funds to satisfy any such indemnification claims.

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

As of March 18, 2015, members of our management team beneficially own approximately 86% of our outstanding common stock. As such, management owns approximately 86% of our voting power and controls the Company. As a result, management has the ability to control substantially all matters submitted to our stockholders for approval including:

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

Our articles of incorporation authorize 95,000,000 shares of common stock, of which 13,886,794 are outstanding as of March 18, 2015, and 5,000,000 shares of preferred stock, of which none are outstanding. Our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intend to utilize its reasonable business judgment to fulfill its fiduciary obligations to our stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

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

Further, the market price of our common stock could decline as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. We currently have 13,886,794 shares of common stock outstanding, 319,000 of which are freely tradable without restriction under the Securities Act.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides certain summary information about our real estate properties as of December 31, 2014:

Property	Year Built / (Renovated)	Zoning	Date of Purchase	Building Square Feet	Land Area	Lease Expiration Date	Monthly Rental Income as of December 31, 2014 (1)
5353 Joliet Street Denver, Colorado	1980 / (2014)	Industrial	6/19/2014	22,144	1.41 acres	8/31/2021	$30,354
503 Havana Street Aurora, Colorado	1967 / (2007)	Retail	9/24/2014	1,255	0.54 acres	9/30/2024	$13,914

(1) Monthly rental income is straight-line rental income over the lease term, including the reimbursement of certain operating expenses, in effect as of December 31, 2014

We currently are using office space, provided to us by our co-CEO Shawn Chemtov, at no cost.

Item 3. Legal Proceedings

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

 Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol MJNE. The following table sets forth the high and low closing bid prices of our common stock for the quarterly periods for the years ended December 31, 2014 and 2013. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	26.24	5.00	NA	NA
Second Quarter	12.00	2.00	NA	NA
Third Quarter	8.83	1.90	NA	NA
Fourth Quarter	3.99	1.32	NA	NA

Holders

As of March 18, 2015, there were 21 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in "street" name.

Dividends

We did not pay any cash dividends on our common stock during 2014 or 2013 and have no intention of doing so in the foreseeable future. We intend to retain any earnings for use in our operations and the expansion of our business. Any future determination to declare and pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, liquidity, capital requirements, general business conditions, any contractual restriction on the payment of dividends and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7 . Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal executive offices are located at 4141 NE 2nd Avenue Suite 204A, Miami, Florida 33137, and our telephone number is (305) 455-1800.

How We Plan to Generate Revenue

MJ Holdings acquires and leases real estate to licensed marijuana operators. Additionally, MJ Holdings plans to explore ancillary opportunities in the regulated marijuana industry.

As of December 31, 2014, we have acquired two real estate properties in Colorado that are leased to state licensed marijuana operators and generating $44,268 in monthly rental income. The following table provides certain summary information about our real estate properties:

Property	Year Built / (Renovated)	Zoning	Date of Purchase	Building Square Feet	Land Area	Lease Expiration Date	Monthly Rental Income(1)
5353 Joliet Street Denver, Colorado	1980 / (2014)	Industrial	6/19/2014	22,144	1.41 acres	8/31/2021	$30,354
503 Havana Street Aurora, Colorado	1967 / (2007)	Retail	9/24/2014	1,255	0.54 acres	9/30/2024	13,914
							$44,268

(1) Monthly rental income is straight-line rental income over the lease term, including the reimbursement of certain operating expenses, in effect as of December 31, 2014

The Company does not and will not, until such time as Federal law allows, grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Deferred Leasing Costs

Commissions and other direct costs associated with the acquisition of tenants, or lessees, are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed.

Leasing commissions of $205,077 and $0 were deferred during the years ended December 31, 2014 and 2013, respectively. Deferred leasing costs charged to property expenses  for the years ended December 31, 2014 and 2013, were $2,532 and $0, respectively. As of December 31, 2014, $202,545 of deferred leasing costs are included on the Balance Sheet as a deferred asset.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and charged to interest expense over the term of the loan.

Debt issuance costs of $19,152 and $0 were capitalized during the years ended December 31, 2014 and 2013, respectively. Debt issuance costs charged to interest expense for the years ended December 31, 2014 and 2013, were $5,218 and $0, respectively. As of December 31, 2014, $13,934 of debt issuance costs are included on the Balance Sheet within the Prepaid expenses and other assets.

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

Revenue Recognition

Before revenue can be recognized, four basic criteria must be met: persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

The Company's revenues are rental income generated by leasing acquired real estate properties to licensed marijuana operators. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual fixed increases in rent. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.

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

Results of Operations For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue

Revenue for the year ended December 31, 2014, was $108,871 compared with revenue of $0 for the year ended December 31, 2013. Revenue for 2014 was generated as a result of rental income from operating leases for two real estate properties acquired in June 2014 and September 2014.

Certain property expenses are reimbursable to the Company through our existing leasing arrangements. During the year ended December 31, 2014, the Company recorded $13,157 of revenue pursuant to operating lease agreements to offset a portion of the property expenses incurred during the respective periods.

Operating Expenses

Property expenses consist of those costs associated with acquiring and leasing real estate properties. These expenses include costs for commissions, appraisals, real property taxes, insurance, repairs and maintenance. For the year ended December 31, 2014, we incurred property expenses of $72,859 compared with $0 for the year ended December 31, 2013. The property expenses for 2014 were the result of costs incurred from the two real estate properties acquired in 2014 and from costs incurred analyzing potential real estate acquisition opportunities.

General and administrative expenses for the year ended December 31, 2014, increased by $1,033,611 to $1,058,569 compared with general and administrative expenses of $24,958 for the year ended December 31, 2013. The increase in general and administrative expenses was attributed to increases in professional fees, legal fees, and overhead expenses due to the ramp up of our business during 2014, of which $862,476 was associated with non-cash stock-based compensation for consulting services.

Depreciation expense for the year ended December 31, 2014, was $38,173 compared with depreciation expense of $0 for the year ended December 31, 2013. Depreciation expense for 2014 was associated with the deprecation of two real estate properties acquired in June 2014 and September 2014.

Other Expenses

Interest expense for the year ended December 31, 2014, increased by $100,050 to $104,350 compared with interest expense of $4,200 for the year ended December 31, 2013. The increase in interest expense for 2014 was primarily due to $95,918 of interest expense incurred on a $1.8 million promissory note from a related party used to  fund a $2.2 million real estate property acquisition in June 2014.

We had a net loss of $1,165,080, or a basic and diluted loss per share of $0.09, for the year ended December 31, 2014, compared with a net loss of $32,946, or a basic and diluted loss per share of $0.00, for the year ended December 31, 2013. The increase in the net loss was primarily due to increases in operating expenses, general and administrative expenses, depreciation expense, and interest expense as a result of the change in our business model in 2014 to acquire and lease real estate to licensed marijuana operators.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended December 31, 2014 and 2013:

	2014	2013
Cash Flows:
Net cash used in operating activities	$(227,295)	$(22,731)
Net cash used in investing activities	(2,993,439)	—
Net cash provided by financing activities	3,396,048	22,910

Net increase in cash	175,314	179
Cash at beginning of period	478	299

Cash at end of period	$175,792	$478

The Company had cash of $175,792 at December 31, 2014, compared with cash of $478 at December 31, 2013, an increase of $175,314. The increase in cash during 2014 was primarily attributed to proceeds of $1,800,000 received from a promissory note and proceeds of $1,615,000 received from the sale of common stock, offset by the purchase of two real estate properties for $2,993,439, debt issuance costs of $19,152 and cash used in operating activities of $227,295.

Operating Activities

We had net cash used in operating activities of $227,295 for the year ended December 31, 2014, which consisted of a net loss of $1,165,080, an increase of $205,077 in deferred leasing costs, and an increase of $59,443 in prepaid and other assets, partially offset by non-cash charges of $901,463, an increase of $198,797 in accounts payable and accrued liabilities, and receipt of $102,045 in security deposits associated with new operating leases.

The net cash used in operating activities of $227,295 for the year ended December 31, 2014, represented an increase of $204,564 compared with net cash used in operating activities of $22,731 for year ended December 31, 2013. the increase in net cash used in operating activities for 2014 was the result of the ramp up our new business model in 2014 to acquire and lease real estate to licensed marijuana operators.

Investing Activities

In June 2014 and September 2014, we acquired real estate properties for $2,970,806 in Denver and Aurora, Colorado. Pursuant to the terms of the lease agreement for the real estate property located in Aurora, the Company agreed to contribute $150,000 to improvements to the property. In December 2014, we incurred $22,633 of the $150,000 commitment for building improvements.

Financing Activities

We had $3,396,048 in net cash provided by financing activities for the year ended December 31, 2014. This was an increase of $3,373,138 compared with net cash provided by financing activities of $22,910 for the year ended December 31, 2013. The increase in net cash provided by financing activities was primarily due to proceeds of $1,800,000 from the issuance of a promissory note and proceeds of $1,615,000 received from the sale of common stock, partially offset by debt issuance costs of $19,152 during 2014.

Although we can provide no assurances, we believe our cash on hand, coupled with revenues generated by rental income and our ability to refinance our equity in the real estate we own, will provide sufficient liquidity and capital resources to fund our business for the next twelve months. In the event we experience liquidity and capital resources constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the years ended December 31, 2014 and 2013 had a material impact on our operations.

Item 8. Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from "Item 15. Exhibits and Financial Statement Schedules" of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officers and our Principal Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our Co-Chief Executive Officers and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Evaluation of Internal Controls and Procedures

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Securities Exchange Act Rule 13a-15(f). Our internal controls are designed to provide reasonable assurance as to the reliability of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2014.

The Company is neither an accelerated filer nor a large accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and there is not otherwise included in this Annual Report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

The names of our directors and certain information about them are set forth below:

Name of Director	Age	Position with Company	Director Since
Shawn Chemtov	41	Co-CEO, Co- Chairman of the Board of Directors	February 10, 2014
Adam Laufer	41	Co-CEO, Co-Chairman of the Board of Directors	February 10, 2014

Shawn Chemtov was appointed Co-CEO and a member of the Board of Directors of the Registrant on February 10, 2014. Mr. Chemtov is an active commercial real estate developer who owns and manages a portfolio of income producing commercial and residential property. Mr. Chemtov is also the CEO of CMG Capital, a licensed mortgage lender, which he founded in 2004. CMG Capital is a direct correspondent lender and an FHA licensee and portfolio lender which has closed more than a billion dollars in residential and commercial property loans since its inception and has raised and is currently servicing approximately $50,000,000 in real estate loans. Mr. Chemtov is a member of, the Florida Association of Mortgage Professionals and Entrepreneurs Organization respectively.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2014 and 2013, by our Chief Executive Officer and our two other most highly compensated executive officers (the "named executive officers") who served in such capacities at the end of the fiscal year ended December 31, 2014. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Shawn Chemtov	2014	-							-
co-Chief Executive Officer	2013	-							-

Adam Laufer	2014	-							-
co-Chief Executive Officer	2013	-							-

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of our common stock classified as exercisable and unexercisable as of December 31, 2014 for the named executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2015:

•    each person whom we know beneficially owns more than 5% of our common stock;

•    each of our named executive officers and directors; and

•    all of our executive officers and directors as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 13,886,794 shares outstanding on March 18, 2015, plus 166,665 shares deemed outstanding pursuant to Rule 13d-3, for a total of 14,053,459 shares outstanding.

Unless otherwise indicated, the address for each person is our address at 4141 NE 2nd Avenue Suite #204A., Miami, Florida 33137.

Beneficial Owner	# of Shares	% of Total
Directors and Executive Officers:

Shawn Chemtov	5,959,548	42.41%
co-Chief Executive Officer

Adam Laufer	5,959,547	42.41%
co-Chief Executive Officer

All directors and executive officers as a group (2 persons)	11,919,095	84.81%

Over 5% Shareholders:
None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2013, to which we have been a party in which:

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

In February 2014, in connection with the change of control of the Company, our Co-CEOs and Co-Chairman of our board of directors, Messrs. Chemtov and Laufer, purchased the outstanding stockholder loans from Messrs. Peraman and Sarfoh. On August 31, 2014, the outstanding stockholder loans and accrued interest of $99,450 were converted to 19,890 shares of the Company's common stock at a conversion price of $5.00 per share.

In June 2014 the Company acquired real estate property in Denver, Colorado for $2,214,000. The acquisition was partially funded with proceeds from the issuance of a secured promissory note in the amount of $1,800,000. The promissory note is held by Chemtov Mortgage Group ("CMG"), an entity wholly-owned by the Company's co-CEO, Shawn Chemtov. During the year ended December 31, 2014, the Company paid $80,918 of interest due pursuant to the promissory note held by CMG. CMG serves solely as a pass-through entity to third-party investors and derives no financial benefit in connection with the transaction.

Board Composition and Director Independence

Our business and affairs are managed under the direction of the board of directors. Our board of directors is currently comprised of two members, Messrs. Chemtov and Laufer. Because of their relationships with us, none of them are "independent" under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Paritz & Company, P.A. ("Paritz") has served as the Company’s independent registered public accounting firm for the years ended December 31, 2014 and 2013. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm's independence. The Board of Directors is informed of each service actually rendered.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2014 and 2013, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Paritz & Company, P.A.
	2014	2013
Audit fees	$12,210	$8,865
Audit related fees	−	−
Tax fees	−	−
Other fees	−	−
Total Fees	$12,210	$8,865

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents filed as part of this report:

(1) Financial Statements

Report of Paritz & Co., Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statement of Operations for the years ended December 31, 2014 and 2013

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule III - Real Estate and Accumulate Depreciation

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stockholders of MJ Holding, Inc.

We have audited the accompanying balance sheets of MJ Holding, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2014. MJ Holding’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MJ Holding, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that MJ Holdings, Inc. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 3 to the financial statements, the Company posted a net loss of $1,165,080 for the year ended December 31, 2014 and an accumulated deficit of $1,337,710 as of December 31, 2014.   These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Paritz & Company, P.A.

Hackensack, NJ

March 25, 2015

MJ Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

	2014	2013
Assets
Real estate property:
Land	$551,251	$—
Buildings and improvements	2,442,188	—
	2,993,439	—
Accumulated depreciation	(38,173)	—
Real estate property, net	2,955,266	—
Cash	175,792	478
Deferred leasing costs	202,545	—
Deferred rent receivable	6,936	—
Prepaid expenses and other assets	73,377	—
Total Assets	$3,413,916	$478

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Note payable - related party	$1,800,000	$—
Security deposits	102,045	—
Stockholder loans	—	82,362
Accounts payable and accrued liabilities	195,582	21,338
Total Liabilities	2,097,627	103,700

Stockholders’ Equity (Deficit)
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 13,878,522 and 12,218,205 shares issued and outstanding, respectively	13,879	12,218
Additional paid-in capital	2,640,120	57,190
Accumulated deficit	(1,337,710)	(172,630)
Total Stockholders’ Equity (Deficit)	1,316,289	(103,222)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,413,916	$478

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2014 and 2013

	2014	2013
Revenues:
Rental income	$108,871	$—

Operating Expenses:
Property expenses	72,859	—
General and administrative expenses	1,058,569	24,958
Depreciation expense	38,173	—
Total operating expenses	1,169,601	24,958

Operating loss	(1,060,730)	(24,958)

Interest expense - related party	(104,350)	(4,200)
Loss on disposal of fixed assets	—	(3,788)

Loss before income taxes	(1,165,080)	(32,946)

Provision for income taxes	—	—

Net Loss	$(1,165,080)	$(32,946)

Basic and diluted net loss per common share:
Weighted average shares outstanding	13,457,822	12,218,315
Net loss per common share	$(0.09)	$(0.00)

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the years ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2013	—	$—	12,218,205	$12,218	$57,190	$(139,684)	$(70,276)
Net Loss	—	—	—	—	—	(32,946)	(32,946)
Balance at December 31, 2013	—	—	12,218,205	12,218	57,190	(172,630)	(103,222)

Sale of common stock	—	—	1,615,000	1,615	1,613,385	—	1,615,000
Common stock issued for services	—	—	14,602	15	77,485	—	77,500
Warrants issued to consultant	—	—	—	—	784,976	—	784,976
Cashless exercise of warrants	—	—	10,825	11	(11)	—	—
Accounts payable paid by principal stockholders	—	—	—	—	7,665	—	7,665
Conversion of notes payable and accrued interest to common stock	—	—	19,890	20	99,430	—	99,450
Net Loss	—	—	—	—	—	(1,165,080)	(1,165,080)
Balance at December 31, 2014	—	—	13,878,522	$13,879	$2,640,120	$(1,337,710)	$1,316,289

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

	2014	2013
Cash flow from operating activities:
Net Loss	$(1,165,080)	$(32,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,173	1,427
Stock-based compensation	862,476	—
Deferred rental income	(6,936)	—
Amortization of deferred leasing and debt costs	7,750	—
Loss on disposal of fixed assets	—	3,788
Changes in operating assets and liabilities:
Deferred leasing costs	(205,077)	—
Prepaid and other assets	(59,443)	—
Security deposits	102,045	—
Accounts payable and accrued liabilities	198,797	5,000
Net Cash Used in Operating Activities	(227,295)	(22,731)

Cash flow from investing activities:
Acquisition of real estate property	(2,993,439)	—
Net Cash Used in Investing Activities	(2,993,439)	—

Cash flow from financing activities:
Proceeds from the sale of common stock	1,615,000	—
Proceeds from note payable - related party	1,800,000	—
Payment for debt issuance costs	(19,152)	—
Proceeds from loans from stockholders	200	22,910
Net Cash Provided by Financing Activities	3,396,048	22,910

Net increase in cash	175,314	179

Cash at beginning of period	478	299
Cash at end of period	$175,792	$478

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$80,918	$—

Supplemental schedule of non-cash financing activities:
Accounts payable paid by principal stockholders	$7,665	$—
Stockholder loans and accrued interest converted to common stock	$99,450	$—

See accompanying notes to financial statements

MJ Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2014

Note 1 - Description of Business

MJ Holdings acquires real estate zoned for legalized marijuana operations and leases the acquired real estate to licensed marijuana operators, including but not limited to providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. Additionally, MJ Holdings plans to explore ancillary opportunities in the regulated marijuana industry.

The Company does not and will not, until such time as Federal law allows, grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

Note 2 - Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

Financial instruments include cash, payables, and debt obligations. Except as described below, due to the short-term nature of the financial instruments, the book value is representative of their fair value.

Warrants to Purchase Common Stock and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock. We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess the classification of warrants issued to purchase our common stock and any other financial instrument at each reporting date to determine whether a change in classification between assets and liabilities is required.

Cash

At times the Company has cash in financial institutions in excess of federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances.

Deferred Leasing Costs

Commissions and other direct costs associated with the acquisition of tenants, or lessees, are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed.

Leasing commissions of $205,077 and $0 were deferred during the years ended December 31, 2014 and 2013, respectively. Deferred leasing costs charged to property expenses  for the years ended December 31, 2014 and 2013, were $2,532 and $0, respectively. As of December 31, 2014, $202,545 of deferred leasing costs are included on the Balance Sheet as a deferred asset.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and charged to interest expense over the term of the loan.

Debt issuance costs of $19,152 and $0 were capitalized during the years ended December 31, 2014 and 2013, respectively. Debt issuance costs charged to interest expense for the years ended December 31, 2014 and 2013, were $5,218 and $0, respectively. As of December 31, 2014, $13,934 of debt issuance costs are included on the Balance Sheet within the Prepaid expenses and other assets.

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

Long –lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during the year ended December 31, 2014.

Revenue Recognition

Before revenue can be recognized, four basic criteria must be met: persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

The Company's revenues are rental income generated by leasing acquired real estate properties to licensed marijuana operators. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual fixed increases in rent. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.

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

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The new guidance is effective for the annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Since this guidance primarily addresses certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. The Company is currently in the process of evaluating the additional disclosure requirements of the new guidance and has not determined the impact of adoption on its financial statement disclosures.

Note 3 - Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the year ended December 31, 2014, the Company incurred a net loss of $1,165,080.  The Company had an accumulated deficit of $1,337,710 as of December 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing.  Although we can provide no assurances, we believe our cash on hand, coupled with revenues generated by rental income and our ability to refinance our equity in the real estate we own, will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

In the event the Company experiences liquidity and capital resource constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all, then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our financial position, results of operations, and our ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Real Estate Property Acquisitions

5353 Joliet Street

In June 2014, through its wholly-owned subsidiary, 5353 Joliet LLC, the Company acquired an owner-occupied 22,144 square foot industrial building situated on 1.4 acres of land in Denver, Colorado for $2,214,000. The acquisition was funded with proceeds from the issuance of a secured promissory note in the amount of $1,800,000 and $414,000 of cash on-hand. The promissory note is held by Chemtov Mortgage Group ("CMG"), an entity wholly-owned by the Company's co-CEO, Shawn Chemtov. CMG has assigned all ownership and security interest granted to it pursuant to the promissory note to 5353 Mortgage Loan, LLC, a single purpose entity created solely for the purpose of this transaction. CMG invested $100,000 of the $1,800,000 of funds used to finance the purchase of the promissory note. CMG acts as the loan servicing entity for the promissory note, administering the note, processing payments from the Company, and transferring all payments to 5353 Mortgage Loan, LLC. CMG charges no administration fees for servicing the promissory note.

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

In June 2014, the Company entered into a short-term lease agreement with the previous property owner for monthly rent of $11,070, excluding contractual payments for real estate taxes and other recoverable operating expenses. The lease expired in September 2014.

In September 2014, the Company entered into a lease agreement contingent upon the lessee obtaining city and state licenses and permits for its intended operations at the premises. The contingencies were met by the lessee, and the lease agreement became effective December 1, 2014. The lease agreement is for a term of seven years and a monthly rent obligation of $25,835, subject to annual increases of 2% per year. Insurance and real property taxes shall be paid by the Company and, subsequently, charged to the lessee as additional rent based on the actual expenses incurred - see Note 5 below for additional lease details.

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

A summary of real estate property at December 31, 2014, is as follows:

	Estimated	December 31,
	Life	2014
Buildings and improvements	30 years	$2,442,188
Land	Not depreciated	551,251
Total real estate property		2,993,439
Less: Accumulated depreciation		(38,173)
Real estate property, net		$2,955,266

Note 5 - Operating Leases

The Company generates revenues by leasing its acquired real estate properties through operating leasing arrangements. A summary of revenues generated from our rental properties for the years ended December 31, 2014 and 2013, is as follows:

	2014	2013
Revenues:
Rental payments	$88,778	$—
Reimbursed operating expenses	13,157	—
Deferred rental income	6,936	—
Total revenues from rental properties	$108,871	$—

503 Havana Street

In September 2014, the Company entered into a non-cancelable operating lease agreement with a marijuana dispensary (the "Lessee") to move into the Company's acquired property located at 503 Havana Street in Aurora, Colorado. The lease agreement is for a term of ten years and a monthly rent obligation of $11,250, subject to annual increases of 3% per year. Insurance and real property taxes shall be paid by the Company and, subsequently, charged to the Lessee as additional rent based on the actual expenses incurred. Pursuant to the terms of the lease agreement, the Company has agreed to contribute $150,000 to improvements to the property.

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

The lease was contingent upon the lessee, obtaining city and state licenses and permits for its intended operations at the premises, within the dates provided in the lease agreement. The contingencies were met by the lessee, and the lease agreement became effective December 1, 2014.

Upon the expiration of the seven-year term, the lessee has the option to renew the lease for two separate five-year terms, subject to rent reviews and adjustments, as set out in the lease agreement.

Future minimum rental payments, excluding the reimbursement of specified operating expenses, for non-cancelable operating lease agreements are as follows as of December 31, 2014:

39

2015	$447,579
2016	457,890
2017	468,449
2018	479,261
2019	490,332
Thereafter	1,368,512
Total minimal rental payments	$3,712,023

Note 6 - Related Party Transactions

In February 2014, in connection with the change in control of the Company, the principal stockholders paid $7,665 of the Company's accounts payable, which was recorded as a capital contribution to the Company.

During year ended December 31, 2014, the Company borrowed $5,277 from its principal stockholders and repaid $5,077 of the borrowings to its principal shareholders, resulting in $200 of net borrowings from related parties.

During the year ended December 31, 2014, the Company paid $80,918 for interest due pursuant to the $1.8 million promissory note held by CMG, wholly-owned by the Company's co-CEO and shareholder, Shawn Chemtov - see Note 4 above for additional details regarding promissory note held by related party.

Note 7 - Stockholder Loans Payable

Stockholder loans payable consisted of three promissory notes with two of its stockholders in which the company may borrow up to $25,000, $20,000, and $10,000, respectively.  These borrowings accrued interest at 5%, 8%, and 8% per annum, respectively.  They were due in part in December 2014 and December 2016.  The Company paid no interest to the stockholders as of December 31, 2014.

For the year ended December 31, 2014 and 2013, the Company had accrued interest of $16,888 and $13,674, respectively.

In February 2014, in connection with the change of control of the Company, Messrs. Chemtov and Laufer, purchased the Stock holder loans from Messrs. Peraman and Sarfoh.

On August 31, 2014, the outstanding balance of $99,450 for the stockholder loans and the associated accrued interest were converted to 19,890 shares of the Company's common stock at a conversion price of $5.00 per share.

Note 8 - Sale of Unregistered Securities

The Company conducted a private placement of its shares of common stock, whereby we sold 1,615,000 shares of common stock for an aggregate of $1,615,000. We began accepting subscriptions on March 24, 2014 and closed the private placement on April 9, 2014.

For the year ended December 31, 2014, the Company received  proceeds from the private placement of $1,615,000.

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

Note 9 - Stock Based Compensation

Warrants

In May 2014, the Company entered into a consulting services agreement for the generation of qualified leads and referrals  for the Company’s real estate financing products, with a  wholly-owned subsidiary of Medbox, Inc ("Medbox"), a leader in dispensing technologies and consulting services in the regulated marijuana industry.

During the term of the Agreement, the Company had agreed to pay Medbox (i) 50% of any management fee and (ii) 50% of the Net Revenue generated by the Medbox clients. Additionally, during the term of the agreement, Medbox was to receive warrants to purchase 33,333 shares of the Company’s common stock each month until Medbox had been issued an aggregate of 600,000 warrants. The warrants have a five-year term. The exercise price for each monthly warrant was determined based on the volume weighted average price of the Company's common stock for the thirty days prior to the grant date of the warrant.

The Agreement's initial term was for six months, and was to renew automatically for successive one month terms and could be canceled by either party with 5 days written notice. In October 2014, the agreement with Medbox was terminated and no additional warrants after the warrants issued in October 2014 were issued to Medbox pursuant to the agreement.

The fair values of the warrants granted during the year ended December 31, 2014, were determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

Risk-free interest rate:	1.64%
Expected term:	5 years
Expected dividend yield:	0.00%
Expected volatility:	131.22%

For the year ended December 31, 2014, the Company recorded $784,976 of stock-based compensation expense related to warrants issued for services, which has been classified as General and administrative expenses.

In May 2014, Medbox exercised 33,333 shares of warrants pursuant to a cashless exercise provision, in which Medbox received 10,825 shares of the Company's common stock based on an exercise price of $6.42 per share.

A summary of warrants issued, exercised and expired during the year ended December 31, 2014, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2014	—	$—
Issued	199,998	5.97
Exercised	(33,333)	6.42
Expired	—	—
Balance at September 30, 2014	166,665	$5.88

Common Stock

During the year ended December 31, 2014, the Company issued 14,602 shares of common stock for consulting services and recorded $77,500 of stock-based compensation expense for these consulting services, which has been classified as General and administrative expenses. The stock-based compensation expense was calculated based on the grant date fair value of the common stock shares issued in exchange for the consulting services.

Note 10 - Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2014 and 2013.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 34% to the Company’s loss before income taxes as follows:

	For the years ended December 31,
	2014	2013
Computed "expected" income tax benefit	$(396,127)	$(11,202)
State income tax benefit, net of federal benefit	(31,398)	—
Change in valuation allowance	323,344	11,202
Write-off of prior year net operating losses	57,406	—
Nondeductible expenses	27,523	—
True-up of deferred tax asset for stock compensation	19,481	—
Prior year differences	(229)	—
Provision for income taxes	$—	$—

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Deferred expenses	$191,915	$—
Net operating loss carry-forwards	184,747	57,406
Property and equipment	4,088	—
Deferred tax assets	380,750	57,406
Less: Valuation allowance	(380,750)	(57,406)
Net deferred tax assets	$—	$—

As of December 31, 2014, the Company had net operating losses of approximately $499,000 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income.  The net operating loss carryforwards expire in 2034.  All of the federal and state net operating losses incurred prior to 2014 are subject to 100 percent limitation under the provisions of Internal Revenue Code section 382 due to an ownership change and the continuity of business requirement.

As of December 31, 2014 and 2013, management determined a valuation allowance against the net deferred tax assets of $380,750 and $57,406, respectively.  In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns.  These returns remain subject to examination by taxing authorities for all years after December 31, 2010.

MJ Holdings, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2014

		Initial Cost			Total Cost
Description / Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Net Real Estate	Year of Construction	Date Acquired
5353 Joliet Street Industrial Building Denver, Colorado	$1,800,000	$324,912	$1,889,088	$—	$324,912	$1,889,088	$2,214,000	$33,409	$2,180,591	1980	6/19/2014
503 Havana Street Retail Store Aurora, Colorado	—	226,339	530,467	22,633	226,339	553,100	779,439	4,764	774,675	1967	9/24/2014
	$1,800,000	$551,251	$2,419,555	$22,633	$551,251	$2,442,188	$2,993,439	$38,173	$2,955,266

The following table reconciles the change in the balance of real estate during the year ended December 31, 2014:

2014
Balance at beginning of period	$—
Additions:
Acquisitions during period	2,970,806
Improvements	22,633
Deductions:
Dispositions during period	—
Balance at end of period	$2,993,439

The following table reconciles the change in the balance of accumulated depreciation during the year ended December 31, 2014:

2014
Balance at beginning of period	$—
Depreciation expense during period	38,173
Dispositions during period	—
Balance at end of period	$38,173

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Miami, Florida this 30th day of March 2015.

MJ HOLDINGS, INC.

By:	/s/ Shawn Chemtov
Shawn Chemtov
co-Chief Executive Officer

By:	/s/ Adam Laufer
Adam Laufer
co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/Shawn Chemtov		March 30, 2015
Shawn Chemtov	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer)

/s/Adam Laufer		March 30, 2015
Adam Laufer	Chief Executive Officer and Director (Principal Executive Officer)

