Form 10-Q
period 2015-03-31
MJ Holdings, Inc.
filed 2015-05-14
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

4141 NE 2nd Avenue, Suite 204-A, Miami, Florida 33137
(Address of principal executive offices) (Zip Code)

(305) 455-1800
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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2015
Common Stock, $0.001	13,902,388

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MJ HOLDINGS, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2015 (unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
Assets
Real estate property:
Land	$551,251	$551,251
Buildings and improvements	2,540,581	2,442,188
	3,091,832	2,993,439
Accumulated depreciation	(58,336)	(38,173)
Real estate property, net	3,033,496	2,955,266
Cash	114,823	175,792
Deferred leasing costs	178,304	202,545
Deferred rent receivable	16,733	6,936
Prepaid expenses and other assets	18,496	73,377
Total Assets	$3,361,852	$3,413,916

Liabilities and Stockholders’ Equity
Current liabilities:
Note payable - related party	$1,800,000	$1,800,000
Security deposits	102,045	102,045
Accounts payable and accrued liabilities	187,547	195,582
Total Liabilities	2,089,592	2,097,627

Stockholders’ Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 13,886,794 and 13,878,522 shares issued and outstanding, respectively	13,887	13,879
Additional paid-in capital	2,660,112	2,640,120
Accumulated deficit	(1,401,739)	(1,337,710)
Total Stockholders’ Equity	1,272,260	1,316,289
Total Liabilities and Stockholders’ Equity	$3,361,852	$3,413,916

 See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$132,804	$—

Operating Expenses:
Property expenses	55,703	—
General and administrative expenses	73,508	12,859
Depreciation expense	20,163	—
Total operating expenses	149,374	12,859

Operating loss	(16,570)	(12,859)

Interest expense - related party	(47,459)	(1,205)

Loss before income taxes	(64,029)	(14,064)

Provision for income taxes	—	—

Net Loss	$(64,029)	$(14,064)

Basic and diluted net loss per common share:
Weighted average shares outstanding	13,885,227	12,260,983
Net loss per common share	$(0.005)	$(0.001)

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2015 and 2014

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flow from operating activities:
Net loss	$(64,029)	$(14,064)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	20,163	—
Stock-based compensation	20,000	—
Deferred rental income	(9,797)	—
Amortization of deferred leasing and debt costs	9,190	—
Changes in operating assets and liabilities:
Deferred leasing costs	17,510	—
Prepaid and other assets	52,422	—
Accounts payable and accrued liabilities	(8,035)	6,421
Net Cash Provided by (Used in) Operating Activities	37,424	(7,643)

Cash flow from investing activities:
Acquisition of real estate property	(98,393)	—
Net Cash Used in Investing Activities	(98,393)	—

Cash flow from financing activities:
Proceeds from the sale of common stock	—	895,000
Proceeds from loans from stockholders	—	5,277
Net Cash Provided by Financing Activities	—	900,277

Net increase (decrease) in cash	(60,969)	892,634

Cash at beginning of period	175,792	478
Cash at end of period	$114,823	$893,112

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$45,000	$—

Supplemental schedule of non-cash financing activities:
Accounts payable paid by principal stockholders	$—	$7,665

See accompanying notes to unaudited condensed consolidated financial statements

Table of Contents

MJ HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The balance sheet at December 31, 2014, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, that was filed with the SEC on March 30, 2015. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 5353 Joliet, LLC and MJ Havana, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to our significant accounting policies during the interim period ended March 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The new guidance was originally set to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption was not permitted. However, on April 29, 2015, the FASB issued for public comment a proposed update that would defer the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, but would allow early adoption for annual reporting periods beginning after December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. As of March 31, 2015, we had $11,475 in debt issuance costs associated with a $1.8 million note payable that would be reclassified from other assets to a reduction in the carrying amount of the note payable. The adoption of this standard is not expected to have a material impact on our financial position and will not impact our results of operations or cash flows.

Note 3 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the three months ended March 31, 2015, the Company incurred a net loss of $64,029.  The Company had an accumulated deficit of $1,401,739 as of March 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 — Real Estate Property Acquisitions

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

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2016, and is callable at the option of the Company at any time after June 19, 2015. The Company has guaranteed the promissory note and has pledged its ownership interest in 5353 Joliet LLC, and as such its fee-simple ownership interest in the property as security for the promissory note. The promissory note does not restrict the Company's ability to incur future indebtedness. For the three months ended March 31, 2015, the Company recorded $45,000 of interest expense related to the promissory note.

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

Prior to closing on the property acquisition, the Company had pre-negotiated a 10-year lease agreement with a third-party, a licensed marijuana dispensary company serving both medical and adult (21+) customers in Colorado. Once the closing of the property was completed with the seller, the pre-negotiated lease was executed in September 2014 with the third-party. Pursuant to the terms of the lease agreement, the Company agreed to contribute $150,000 to improvements to the property - see Note 5 below for additional lease details. As of March 31, 2015, the Company had paid $121,026 towards the tenant's building improvements.

A summary of real estate property at March 31, 2015, is as follows:

	Estimated	March 31,
	Life	2015
Buildings and improvements	30 years	$2,540,581
Land	Not depreciated	551,251
Total real estate property		3,091,832
Less: Accumulated depreciation		(58,336)
Real estate property, net		$3,033,496

Note 5 — Operating Leases

The Company generates revenues by leasing its acquired real estate properties through operating leasing arrangements. A summary of revenues generated from our rental properties for the three months ended March 31, 2015 and 2014, is as follows:

	For the three months ended March 31,
	2015	2014
Revenues:
Rental payments	$111,254	$—
Reimbursed operating expenses	11,753	—
Deferred rental income	9,797	—
Total revenues from rental properties	$132,804	$—

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

Future minimum rental payments, excluding the reimbursement of specified operating expenses, for non-cancelable operating lease agreements are as follows as of March 31, 2015:

2015	$336,325
2016	457,890
2017	468,449
2018	479,261
2019	490,332
Thereafter	1,368,512
Total minimal rental payments	$3,600,769

Note 6 — Related Party Transactions

In February 2014, in connection with the change in control of the Company, the principal stockholders paid $7,665 of the Company's accounts payable, which was recorded as a capital contribution to the Company.

During the three months ended March 31, 2014, the Company borrowed $5,277 from its principal stockholders.

During the three months ended March 31, 2015, the Company paid $45,000 for interest due pursuant to the $1.8 million promissory note held by CMG, wholly-owned by the Company's co-CEO and shareholder, Shawn Chemtov - see Note 4 above for additional details regarding promissory note held by related party.

Note 7 — Stockholder Loans Payable

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

For the three months ended March 31, 2014, the Company accrued interest expense of $1,205 related to the outstanding stockholder loans.

Note 8 — Sale of Unregistered Securities

The Company conducted a private placement of its shares of common stock, whereby we sold 1,615,000 shares of common stock for an aggregate of $1,615,000. We began accepting subscriptions on March 24, 2014 and closed the private placement on April 9, 2014.

For the three months ended March 31, 2014, the Company received  proceeds from the private placement of $895,000.

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

Note 9 — Stock Based Compensation

Warrants

A summary of warrants issued, exercised and expired during the three months ended March 31, 2015, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2015	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2015	166,665	$5.88

Common Stock

During the three months ended March 31, 2015, the Company issued 8,272 shares of common stock for consulting services and recorded $20,000 of stock-based compensation expense for these consulting services, which has been classified as General and administrative expenses. The stock-based compensation expense was calculated based on the grant date fair value of the common stock shares issued in exchange for the consulting services.

Note 10 — Subsequent Events

On May 4, 2015, the Company acquired real estate property located at 1126 South Sheridan Boulevard in Denver, Colorado, for $771,750, exclusive of closing costs. The Company funded the acquisition through the issuance of a promissory note in the amount of $925,000 of which $771,750 was used to purchase the property. The balance of the funds will be used by the Company as working capital. The promissory note bears interest at 10% per annum and matures on June 1. 2017. The promissory note is collateralized with the Company's ownership interest in the newly acquired property and its previously acquired property located at 503 Havana Street in Aurora, Colorado. The newly acquired property is 17,729 square feet with a 3,828 square foot one story free-standing building. The property is zoned B-2 and has been approved by the city of Denver as a retail dispensary for recreational marijuana.

On May 4, 2015, the Company entered into a lease agreement for the newly acquired property with the existing tenant of the property. The lease is for a term of 10 years and a total rent obligation of approximately $1,327,088. Insurance and real property taxes shall be paid by the Company and subsequently charged to the tenant as additional rent, based on the actual expenses incurred. Upon the expiration of the initial lease term of 10 years, the tenant has the option to renew the lease for one additional ten-year term on the same terms as provided in the lease. During the third year of the lease, the tenant may exercise an option to purchase the property, subject to the terms of the lease.

The acquisition of the real estate property, including the new lease agreement, will be accounted for as a business combination. Due to the timing of the acquisition, certain disclosures, including the preliminary allocation of the purchase price, have been omitted from this Quarterly Report on Form 10-Q because the initial accounting for the business combination was incomplete as of the filing date. The Company expects to complete the initial accounting for the acquisition during the interim period ended June 30, 2015, and include the required disclosures for the business combination in the Company's Quarterly Report on Form 10-Q for the second quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, competition, our business is dependent on laws pertaining to the marijuana industry, government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks and the availability, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “MJ Holdings, Inc.,” “MJ Holdings,” “MJ,” “we,” “us,” “our,” and the “Company” refer to MJ Holdings, Inc.

Business Overview

MJ Holdings acquires and leases real estate to licensed marijuana operators. As of March 31, 2015, we have acquired two real estate properties in Colorado that are leased to state licensed marijuana operators and generating $44,268 in monthly rental income.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements:

Deferred Leasing Costs

Commissions and other direct costs associated with the acquisition of tenants, or lessees, are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed.

Deferred leasing costs charged to property expenses for the three months ended March 31, 2015 and 2014, were $6,731 and $0, respectively. As of March 31, 2015, $178,304 of deferred leasing costs are included on the Balance Sheet as a deferred asset.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and charged to interest expense over the term of the loan.

Debt issuance costs charged to interest expense for the three months ended March 31, 2015 and 2014, were $2,459 and $0, respectively. As of March 31, 2015, $11,475 of debt issuance costs are included on the Balance Sheet within the Prepaid expenses and other assets.

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

Results of Operations For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue

Revenue for the three months ended March 31, 2015, was $132,804 compared with revenue of $0 for the three months ended March 31, 2014. Revenue for the three months ended March 31, 2015, was generated as a result of rental income from operating leases for two real estate properties acquired in June 2014 and September 2014.

Certain property expenses are reimbursable to the Company through our existing leasing arrangements. During the three months ended March 31, 2015, the Company recorded $11,753 of revenue pursuant to operating lease agreements to offset a portion of the property expenses incurred during the respective periods.

Operating Expenses

Property expenses consist of those costs associated with acquiring and leasing real estate properties. These expenses include costs for commissions, appraisals, real property taxes, insurance, repairs and maintenance. For the three months ended March 31, 2015, we incurred property expenses of $55,703 compared with $0 for the three months ended March 31, 2014. The property expenses for the three months ended March 31, 2015, were the result of costs incurred from the two real estate properties acquired in June 2014 and September 2014 and from costs incurred as a result of analyzing potential real estate acquisition opportunities.

General and administrative expenses for the three months ended March 31, 2015, increased by $60,649 to $73,508 compared with general and administrative expenses of $12,859 for the three months ended March 31, 2014. The increase in general and administrative expenses for the three months ended March 31, 2015, was attributed to increases in professional fees, legal fees, and overhead expenses due to the ramp up of our business during the latter portion of 2014, of which $20,000 was for non-cash stock-based compensation for consulting services.

Depreciation expense for the three months ended March 31, 2015, was $20,163 compared with depreciation expense of $0 for the three months ended March 31, 2014. Depreciation expense for the three months ended March 31, 2015, was associated with the deprecation of two real estate properties acquired in June 2014 and September 2014.

Other Expenses

Interest expense for the three months ended March 31, 2015, increased by $46,254 to $47,459 compared with interest expense of $1,205 for the three months ended March 31, 2014. The increase in interest expense for the three months ended March 31, 2015, was primarily due to $45,000 of interest expense incurred on a $1.8 million promissory note from a related party used to  fund a $2.2 million real estate property acquisition in June 2014.

Net Loss

We had a net loss of $64,029, or a basic and diluted loss per share of $0.005, for the three months ended March 31, 2015, compared with a net loss of $14,064, or a basic and diluted loss per share of $0.001, for the three months ended March 31, 2014. The increase in the net loss was primarily due to increases in operating expenses and interest expense as a result of the change in our business model in February 2014 to acquire and lease real estate to licensed marijuana operators.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Cash Flows:
Net cash provided by (used in) operating activities	$37,424	$(7,643)
Net cash used in investing activities	(98,393)	—
Net cash provided by financing activities	—	900,277

Net increase (decrease) in cash	(60,969)	892,634
Cash at beginning of period	175,792	478

Cash at end of period	$114,823	$893,112

The Company had cash of $114,823 at March 31, 2015, compared with cash of $175,792 at December 31, 2014, a decrease of $60,969. The decrease in cash during the three months ended March 31, 2015, was primarily attributed to $98,393 of cash used for improvements to one of our real estate properties, partially offset by cash provided by operating activities of $37,424.

Operating Activities

We had net cash provided by operating activities of $37,424 for the three months ended March 31, 2015, which consisted of a decrease of $52,422 in prepaid and other assets, non-cash charges of $39,556, and a decrease in deferred leasing costs of $17,510, partially offset by a net loss of $64,029 and a decrease of $8,035 in accounts payable and accrued liabilities.

We had net cash used in operating activities of $7,643 for the three months ended March 31, 2014, which consisted of a net loss of $14,064, partially offset by an increase of $5,215 in accounts payable and accrued liabilities and an increase in accrued interest on stockholder loans of $1,206.

Investing Activities

Pursuant to the terms of the lease agreement for the real estate property located in Aurora, Colorado, the Company agreed to contribute $150,000 to improvements to the property. For the three months ended March 31, 2015, we incurred $98,393 for building improvements to the property in Aurora, Colorado. As of March 31, 2015, the Company had paid $121,026 of the $150,0000 towards the improvements to the property.

Financing Activities

We had $900,277 in net cash provided by financing activities for the three months ended March 31, 2014, which consisted of proceeds of $895,000 received from the sale of common stock and proceeds of $5,277 received from loans from the principal stockholders.

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

Inflation and Changing Prices

Neither inflation or changing prices for the three months ended March 31, 2015, had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, the Company issued 8,272 shares of common stock in exchange for consulting services. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

MJ HOLDINGS, INC.

Date: May 14, 2015	By:	/s/ Adam Laufer
Adam Laufer
Co-Chief Executive Officer (co-Principal Executive Officer )

MJ HOLDINGS, INC.

Date: May 14, 2015	By:	/s/ Shawn Chemtov
Shawn Chemtov
Co-Chief Executive Officer and Chief Financial Officer (co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )

