Form 10-Q
period 2015-06-30
MJ Holdings, Inc.
filed 2015-08-14
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2015
Common Stock, $0.001	14,007,939

MJ HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MJ HOLDINGS, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2015 (unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
Assets
Real estate property:
Land	$747,389	$551,251
Buildings and improvements	3,141,193	2,442,188
	3,888,582	2,993,439
Accumulated depreciation	(82,846)	(38,173)
Real estate property, net	3,805,736	2,955,266
Cash	151,101	175,792
Deferred leasing costs	171,357	202,545
Deferred rent receivable	29,170	6,936
Prepaid expenses and other assets	22,915	73,377
Total Assets	$4,180,279	$3,413,916

Liabilities and Stockholders’ Equity
Liabilities:
Notes payable - related party	$2,725,000	$1,800,000
Security deposits	95,203	102,045
Accounts payable and accrued liabilities	68,984	195,582
Total Liabilities	2,889,187	2,097,627

Stockholders’ Equity:
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 13,977,388 and 13,878,522 shares issued and outstanding, respectively	13,977	13,879
Additional paid-in capital	2,721,272	2,640,120
Accumulated deficit	(1,444,157)	(1,337,710)
Total Stockholders’ Equity	1,291,092	1,316,289
Total Liabilities and Stockholders’ Equity	$4,180,279	$3,413,916

 See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2015 and 2014

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$155,883	$4,428	$288,687	$4,428

Operating Expenses:
Property expenses	22,246	10,681	77,949	10,681
General and administrative expenses	88,470	300,524	161,978	313,383
Depreciation expense	24,510	1,924	44,673	1,924
Total operating expenses	135,226	313,129	284,600	325,988
Operating income (loss)	20,657	(308,701)	4,087	(321,560)

Interest expense, net - related party	(63,075)	(7,123)	(110,534)	(8,328)

Loss before income taxes	(42,418)	(315,824)	(106,447)	(329,888)

Provision for income taxes	—	—	—	—

Net Loss	$(42,418)	$(315,824)	$(106,447)	$(329,888)

Basic and diluted net loss per common share:
Weighted average shares outstanding	13,912,690	13,813,403	13,899,034	13,041,482
Net loss per common share	$(0.003)	$(0.023)	$(0.008)	$(0.025)

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2015 and 2014

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flow from operating activities:
Net loss	$(106,447)	$(329,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	44,673	1,924
Stock-based compensation	81,250	269,117
Deferred rental income	(22,233)	—
Amortization of deferred leasing and debt costs	19,408	301
Changes in operating assets and liabilities:
Deferred leasing costs	17,510	—
Security deposits	(6,842)	—
Prepaid and other assets	55,365	(11,738)
Accounts payable and accrued liabilities	(126,598)	34,937
Net Cash Used in Operating Activities	(43,914)	(35,347)

Cash flow from investing activities:
Acquisition of real estate property	(895,143)	(2,214,000)
Net Cash Used in Investing Activities	(895,143)	(2,214,000)

Cash flow from financing activities:
Proceeds from the sale of common stock	—	1,615,000
Proceeds from notes payable - related party	925,000	1,800,000
Payment for debt issuance costs	(10,634)	(19,202)
Proceeds from loans from stockholders	—	200
Net Cash Provided by Financing Activities	914,366	3,395,998

Net increase (decrease) in cash	(24,691)	1,146,651

Cash at beginning of period	175,792	478
Cash at end of period	$151,101	$1,147,129

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$97,096	$5,918

Supplemental schedule of non-cash financing activities:
Accounts payable paid by principal stockholders	$—	$7,665

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, that was filed with the SEC on March 30, 2015. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 5353 Joliet, LLC, MJ Havana, LLC, and MJ Sheridan, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There were no material changes to our significant accounting policies during the interim period ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In July 2015, the FASB delayed the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted after the original effective date of December 15, 2016. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and is required to be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. As of June 30, 2015, we had $18,837 in debt issuance costs associated with $2.7 million of notes payable that would be reclassified from other assets to a reduction in the carrying amount of the note payable. The adoption of this standard is not expected to have a material impact on our financial position and will not impact our results of operations or cash flows.

Note 3 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the three and six months ended June 30, 2015, the Company incurred net losses of $42,418 and $106,447, respectively.  The Company had an accumulated deficit of $1,444,157 as of June 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 — Real Estate Property Acquisitions

5353 Joliet Street

In June 2014, through its wholly-owned subsidiary, 5353 Joliet LLC, the Company acquired an owner-occupied 22,144 square feet industrial building situated on 1.4 acres of land in Denver, Colorado for $2,214,000. The acquisition was funded with proceeds from the issuance of a secured promissory note in the amount of $1,800,000 and $414,000 of cash on-hand. The promissory note is held by Chemtov Mortgage Group ("CMG"), an entity wholly-owned by the Company's co-CEO, Shawn Chemtov. CMG has assigned all ownership and security interest granted to it pursuant to the promissory note to 5353 Mortgage Loan, LLC, a single purpose entity created solely for the purpose of this transaction. CMG invested $100,000 of the $1,800,000 of funds used to finance the purchase of the promissory note. CMG acts as the loan servicing entity for the promissory note, administering the note, processing payments from the Company, and transferring all payments to 5353 Mortgage Loan, LLC. CMG charges no administration fees for servicing the promissory note.

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2016, and is callable at the option of the Company at any time after June 19, 2015. The Company has guaranteed the promissory note and has pledged its ownership interest in 5353 Joliet LLC, and as such its fee-simple ownership interest in the property as security for the promissory note. The promissory note does not restrict the Company's ability to incur future indebtedness. For the six months ended June 30, 2015 and 2014, the Company recorded $90,000 and $5,918, respectively, of interest expense related to the promissory note.

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

503 Havana Street

In September 2014, through its wholly-owned subsidiary, MJ Havana LLC, the Company acquired an owner-occupied 1,250 square foot building situated on 23,625 square feet of land in Aurora, Colorado for $756,000, exclusive of closing costs. The acquisition was funded with cash on-hand. The property is zoned B-2 and has been approved by the city of Aurora as a retail dispensary for recreational marijuana.

Prior to closing on the property acquisition, the Company had pre-negotiated a 10-year lease agreement with a third-party, a licensed marijuana dispensary company serving both medical and adult (21+) customers in Colorado. Once the closing of the property was completed with the seller, the pre-negotiated lease was executed in September 2014 with the third-party. Pursuant to the terms of the lease agreement, the Company agreed to contribute $150,000 to improvements to the property - see Note 5 below for additional lease details. As of June 30, 2015, the Company had paid $146,026 towards the tenant's building improvements.

1126 South Sheridan Boulevard

In May 2015, through its wholly-owned subsidiary, MJ Sheridan LLC, the Company acquired real estate property located at 1126 South Sheridan Boulevard in Denver, Colorado, for $771,750, exclusive of closing costs. The Company funded the acquisition through the issuance of a promissory note in the amount of $925,000 of which $771,750 was used to purchase the property. The balance of the funds will be used by the Company as working capital. The newly acquired property is 17,729 square feet with a 3,828 square foot one story free-standing building. The property is zoned B-2 and has been approved by the city of Denver as a retail dispensary for recreational marijuana.

The promissory note is held by CMG, an entity wholly-owned by the Company's co-CEO, Shawn Chemtov. CMG has assigned all ownership and security interest granted to it pursuant to the promissory note to a single purpose entity created solely for the purpose of this transaction. CMG acts as the loan servicing entity for the promissory note, administering the note and processing payments from the Company. CMG charges no administration fees for servicing the promissory note.

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2017. The promissory note is collateralized with the Company's ownership interest in the newly acquired property and its previously acquired property located at 503 Havana Street in Aurora, Colorado. The promissory note does not restrict the Company's ability to incur future indebtedness. For the six months ended June 30, 2015, the Company recorded $14,804 of interest expense related to the promissory note.

Prior to closing on the property acquisition, the Company had pre-negotiated a 10-year lease agreement with a third-party, a licensed marijuana dispensary company serving both medical and adult (21+) customers in Colorado. Once the closing of the property was completed with the seller, the pre-negotiated lease was executed in May 2015 with the third-party - see Note 5 below for additional lease details.

 A summary of real estate property at June 30, 2015, is as follows:

	Estimated	June 30,
	Life	2015
Buildings	30 years	$2,995,167
Improvements	9-10 years	146,026
Land	Not depreciated	747,389
Total real estate property		3,888,582
Less: Accumulated depreciation		(82,846)
Real estate property, net		$3,805,736

Note 5 — Operating Leases

The Company generates revenues by leasing its acquired real estate properties through operating leasing arrangements. A summary of revenues generated from our rental properties for the three and six months ended June 30, 2015 and 2014, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Rental payments	$129,270	$4,428	$240,524	$4,428
Reimbursed operating expenses	14,177	—	25,930	—
Deferred rent revenue	12,436	—	22,233	—
Total revenues from rental properties	$155,883	$4,428	$288,687	$4,428

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

1126 South Sheridan Boulevard

In May 2015, the Company entered into a lease agreement for its acquired property located at 1126 South Sheridan Boulevard in Denver, Colorado. The lease agreement is for a term of ten years and a monthly rent obligation of $10,945, subject to annual increases of 3% per year. Insurance and real property taxes shall be paid by the Company and, subsequently, charged to the Lessee as additional rent based on the actual expenses incurred.

Upon the expiration of the term of ten years, the Lessee has the option to renew the lease agreement for one additional ten-year term, on the same terms as provided in the lease agreement. During the third year of the lease agreement, the Lessee may exercise an option to purchase the Property.

Future minimum rental payments, excluding the reimbursement of specified operating expenses, for non-cancelable operating lease agreements are as follows as of June 30, 2015:

2015	$282,952
2016	575,968
2017	590,069
2018	604,530
2019	619,359
Thereafter	2,124,431
Total minimal rental payments	$4,797,309

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

During the six months ended June 30, 2015, the Company paid $97,096 for interest due pursuant to $2,725,000 of promissory notes held by CMG, wholly-owned by the Company's co-CEO and shareholder, Shawn Chemtov - see Note 4 above for additional details regarding the promissory notes held by related party.

Note 7 — Stockholder Loans Payable

Stockholder loans payable consisted of three promissory notes with each of two of its stockholders in which the company may borrow up to $25,000, $20,000, and $10,000, respectively.  These borrowings accrued interest at 5%, 8%, and 8% per annum, respectively.  They were due in part in December 2014 and December 2016.

In February 2014, in connection with the change of control of the Company, Messrs. Chemtov and Laufer, purchased the Stock holder loans from Messrs. Peraman and Sarfoh.

On August 31, 2014, the outstanding balance of $99,450 for the stockholder loans and the associated accrued interest were converted to 19,890 shares of the Company's common stock at a conversion price of $5.00 per share.

For the six months ended June 30, 2014, the Company accrued interest expense of $2,410 related to the outstanding stockholder loans.

Note 8 — Sale of Unregistered Securities

The Company conducted a private placement of its shares of common stock, whereby we sold 1,615,000 shares of common stock for an aggregate of $1,615,000. We began accepting subscriptions on March 24, 2014 and closed the private placement on April 9, 2014.

For the six months ended June 30, 2014, the Company received  proceeds from the private placement of $1,615,000.

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

Note 9 — Stock Based Compensation

Warrants

A summary of warrants issued, exercised and expired during the six months ended June 30, 2015, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2015	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2015	166,665	$5.88

Common Stock

During the six months ended June 30, 2015, the Company issued 98,866 shares of common stock for consulting services and recorded $81,250 of stock-based compensation expense for these consulting services, which has been classified as General and administrative expenses. The stock-based compensation expense was calculated based on the grant date fair value of the common stock shares issued in exchange for the consulting services.

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

Business Overview

MJ Holdings owns, operates and is developing a portfolio of business units related to the regulated marijuana industry, including internet websites, mobile apps and consumer products, in addition to our portfolio of income producing real estate . As of June 30, 2015, we have acquired three real estate properties in Colorado that are leased to state licensed marijuana operators and generating $56,626 in monthly rental income.

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

Deferred leasing costs charged to property expenses for the six months ended June 30, 2015 and 2014, were $13,678 and $0, respectively. As of June 30, 2015, $171,357 of deferred leasing costs are included on the Balance Sheet as a deferred asset.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and charged to interest expense over the term of the loan.

Debt issuance costs charged to interest expense for the six months ended June 30, 2015 and 2014, were $5,731 and $301, respectively. As of June 30, 2015, $18,837 of debt issuance costs are included on the Balance Sheet within the Prepaid expenses and other assets.

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

Results of Operations For the Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Revenue

Revenue for the three and six months ended June 30, 2015, was $155,883 and $288,687, respectively, compared with revenue of $4,428 for the three and six months ended June 30, 2014. The increase in revenue for the three and six months ended June 30, 2015, was generated as a result of rental income from operating leases for three real estate properties acquired in June 2014, September 2014, and May 2015.

Certain property expenses are reimbursable to the Company through our existing leasing arrangements. During the three and six months ended June 30, 2015, the Company recorded $24,632 of revenue pursuant to operating lease agreements to offset a portion of the property expenses incurred during the respective periods.

Operating Expenses

Property expenses consist of those costs associated with acquiring and leasing real estate properties. These expenses include costs for commissions, appraisals, real property taxes, insurance, repairs and maintenance. For the three and six months ended June 30, 2015, we incurred property expenses of $22,246 and $77,949, respectively, compared with $10,681 for the three and six months ended June 30, 2014. The property expenses for the three and six months ended June 30, 2015, were the result of costs incurred from the three real estate properties acquired in June 2014,September 2014, and May 2015 and from costs incurred as a result of analyzing potential real estate acquisition opportunities.

General and administrative expenses for the three months ended June 30, 2015, decreased by $212,054 to $88,470 compared with general and administrative expenses of $300,524 for the three months ended June 30, 2014. For the six months ended June 30, 2015, general and administrative expenses decreased by $151,405 to $161,978 compared with general and administrative expenses of $313,383 for the six months ended June 30, 2014.The decreases in general and administrative expenses for the three and six months ended June 30, 2015, were primarily attributed to decreases of 207,867 and 187,867, respectively, in non-cash stock-based compensation for consulting services compared to the three and six months ended June 30, 2014, partially offset by an increases in professional fees, legal fees, and overhead expenses due to the ramp up of our business during the latter portion of 2014.

Depreciation expense for the three and six months ended June 30, 2015, was $24,510 and $44,673, respectively, compared with depreciation expense of $1,924 for the three and six months ended June 30, 2014. The increases in depreciation expense for the three and six months ended June 30, 2015, were associated with the depreciation of the three real estate properties acquired in June 2014, September 2014, and May 2015.

Other Expenses

Interest expense for the three months ended June 30, 2015, increased by $55,952 to $63,075 compared with interest expense of $7,123 for the three months ended June 30, 2014. Interest expense for the six months ended June 30, 2015, increased by $102,206 to $110,534 compared with interest expense of $8,328 for the six months ended June 30, 2014. The increases in interest expense were primarily attributed to $59,804 and $104,804, respectively, of interest expense incurred during the three and six months ended June 30, 2015 on $2.7 million of promissory notes from a related party used to  fund real estate property acquisitions in June 2014 and May 2015.

Net Loss

We had a net loss of $42,418, or a basic and diluted loss per share of $0.003, for the three months ended June 30, 2015, compared with a net loss of $315,824, or a basic and diluted loss per share of $0.023, for the three months ended June 30, 2014. We had a net loss of $106,447, or a basic and diluted loss per share of $0.008, for the six months ended June 30, 2015, compared with a net loss of $329,888, or a basic and diluted loss per share of $0.025, for the six months ended June 30, 2014. The decreases in the net loss was primarily due to increases in revenues as a result of rental income generated from operating leases for three real estate properties acquired in June 2014, September 2014, and May 2015, and decreases in operating expenses primarily as a result of lower non-cash stock-based compensation for consulting services during the three and six months ended June 30, 2015.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
Cash Flows:
Net cash used in operating activities	$(43,914)	$(35,347)
Net cash used in investing activities	(895,143)	(2,214,000)
Net cash provided by financing activities	914,366	3,395,998

Net increase (decrease) in cash	(24,691)	1,146,651
Cash at beginning of period	175,792	478

Cash at end of period	$151,101	$1,147,129

The Company had cash of $151,101 at June 30, 2015, compared with cash of $175,792 at December 31, 2014, a decrease of $24,691. The decrease in cash during the six months ended June 30, 2015, was primarily attributed to $895,143 of cash used for the acquisition of real estate property and cash used in operating activities of $43,914, partially offset by cash provided by the net proceeds from financing activities of $914,366.

Operating Activities

We had net cash used in operating activities of $43,914 for the six months ended June 30, 2015, which consisted of a decrease of $126,598 in accounts payable and accrued liabilities, a net loss of $106,447, and a decrease in security deposits of $6,842, partially offset by non-cash charges of $123,098, a decrease in prepaid and other assets of $55,365, and a decrease in deferred leasing costs of $17,510.

We had net cash used in operating activities of $35,347 for the six months ended June 30, 2014, which consisted of a net loss of $329,888 and an increase of $11,437 in prepaid and other assets, partially offset by non-cash charges of $271,041 and an increase of $34,937 in accounts payable, accrued liabilities, and accrued interest.

Investing Activities

During the six months ended June 30, 2015, we purchased a 3,828 square feet retail building in Denver, Colorado for $771,750. In addition, pursuant to the terms of the lease agreement for the real estate property located in Aurora, Colorado, the Company agreed to contribute $150,000 to improvements to the property. For the six months ended June 30, 2015, we incurred $123,393 for building improvements to the property in Aurora, Colorado. As of June 30, 2015, the Company had paid $146,026 of the $150,000 towards the improvements to the property.

During the six months ended June 30, 2014, we purchased a 22,144 square foot industrial building situated on 1.4 acres of land in Denver, Colorado for $2,214,000.

Financing Activities

We had $914,366 in net cash provided by financing activities for the six months ended June 30, 2015, which consisted of proceeds of $925,000 from the issuance of a promissory note, partially offset by debt issuance costs of $10,634.

We had $3,395,998 in net cash provided by financing activities for the six months ended June 30, 2014, which consisted of proceeds of $1,800,000 from the issuance of a promissory note and proceeds of $1,615,000 received from the sale of common stock, partially offset by debt issuance costs of $19,202.

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

Inflation and Changing Prices

Neither inflation or changing prices for the six months ended June 30, 2015, had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015, the Company issued 98,866 shares of common stock in exchange for consulting services. The securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

MJ HOLDINGS, INC.

Date: August 14, 2015	By:	/s/ Adam Laufer
Adam Laufer
Co-Chief Executive Officer (co-Principal Executive Officer )

MJ HOLDINGS, INC.

Date: August 14, 2015	By:	/s/ Shawn Chemtov
Shawn Chemtov
Co-Chief Executive Officer and Chief Financial Officer (co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )