Form 10-K
period 2015-12-31
MJ Holdings, Inc.
filed 2016-03-30
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ________________

Commission File Number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

4141 NE 2nd Avenue, Suite 204-A, Miami, Florida 33137
(Address of principal executive offices)

(305) 455-1881
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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2015, was $4,116,586.

The number of shares outstanding of the issuer’s Common Stock as of March 25, 2016, was 14,027,939.

MJ HOLDINGS, INC.
TABLE OF CONTENTS

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "MJ Holdings, Inc." "MJ Holdings," "we," "us," "our" and the Company refer to MJ Holdings, Inc., formerly Securitas EDGAR Filings, Inc.

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

Our Business

MJ Holdings owns and leases real estate zoned for legalized marijuana operations to licensed marijuana operators. In addition to our portfolio of income producing real estate, MJ Holdings owns, operates and is developing a portfolio of business units related to the regulated marijuana industry, including internet websites and mobile apps.

The Company does not and will not, until such time as Federal law allows, grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

Our Properties

As of the date of this report, we owned the following properties:

Property	Location	Description
Joliet	5353 Joliet Street Denver, CO 80239

Located in Denver, Colorado, the property is a 22,144 sq ft. warehouse situated on 1.41 acres of land, The properties power has been upgraded to 2,500 amps and is equipped with solar panels. The building is properly zoned to grow marijuana and is leased to a state licensed marijuana operator until 2021 with renewal options.

Havana	503 Havana Street Aurora, CO 80010	Located in Aurora, Colorado, the property is a 1,255 sq. ft. free standing building, situated on 0.54 acres of land. The building is zoned B-2 and has been approved by the city of Aurora for use as a recreational marijuana dispensary. The property is leased to a state licensed marijuana operator until 2024 with renewal options.
Sheridan	1126 S. Sheridan Blvd Denver, CO 80232	Located in Denver, Colorado, the property is a 3,828 sq. ft. free standing building, situated on 0.41 acres of land. The building is properly zoned for use as a recreational marijuana dispensary. The property is leased to a state licensed marijuana operator until 2025 with renewal options.

States where Marijuana is Legal

As of 2015, 23 US States have passed laws permitting state licensed healthcare practitioners to recommend marijuana for medical use and permit its residents the use of marijuana for medical and or therapeutic purposes; of which four states and the District of Columbia permit recreational use and an additional 16 states have laws permitting low tetrahydrocannabinol THC, high cannabidiol (CBD) strains for limited conditions.

Business Strategy

MJ Holdings owns and leases real estate to licensed marijuana operators.  Additionally, MJ Holdings plans to explore ancillary opportunities in the regulated marijuana industry.

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

We Own and Lease Real Estate zoned for legalized marijuana operations.

We own and lease real estate, including retail and industrial space, to licensed marijuana operators. Our opportunity exists, due to the fact that certain landlords have been resistant to lease to marijuana operators due to its status under federal law, and as a result, landlords who are willing to lease to marijuana tenants may be able to lease the property at a premium to current market rents.

Financing Real Estate Transactions

To date, we have financed our real estate acquisitions through the issuance of debt and equity. In the future and as needed, we may employ additional financing and ownership structures and incentives to secure our capital needs.

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

Government Regulation

Federal Laws

The U.S. Government classifies marijuana as a schedule-I controlled substance; and as a result, in accordance to Federal law marijuana is an illegal substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes. Federal prosecutions of marijuana crimes, where the operators are acting in accordance with state law are rare, this is as a result of U.S. Justice department policies of the current presidential administration, to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law.

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

Zoning sets forth the approved use of land in any given city, county or municipality. Zoning is set by local governments and may otherwise be restricted by state laws; for example, under certain state laws a seller of liquor may not be allowed to operate within 1,000 feet of a school. There are and or will be similar restrictions imposed on marijuana operators, which will restrict how and where marijuana operations can be located and the manner and size of which they can grow and operate. Additionally, zoning is subject to change, properties can be re-zoned and a given zoning may be withdrawn. How properties are zoned will have a direct impact on our business operations, additionally we expect to require the assistance of local counsel, as needed to ensure that properties we may acquire are properly zoned. We intend to seek to purchase property that has the appropriate zoning in place for our tenants operations.

Employees

As of December 31, 2015, we had no employees.

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

Our success is dependent on our ability to refinance the promissory notes we issue to acquire real estate as those notes mature. We expect that promissory notes will have a maturity between three to five years and upon maturity we will be required to refinance the properties to repay the principal borrowed under the notes. If we are unable to procure replacement financing, either from banks or private investors, we may need to sell those properties, which in turn may have an adverse affect on our cash flow from operations; furthermore, if we sell those properties and those properties have depreciated in value, we will not profit from the appreciation of our equity interest in the properties and any and all of the proceeds from the sale will be used to repay the principal borrowed under the note.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance and proliferation of consumers of medical marijuana. We believe that as marijuana becomes more accepted, the stigma associated with marijuana use will diminish and, as a result, consumer demand will continue to grow. And while we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market.

The alternative medicine industry faces strong opposition.

We believe that the pharmaceutical industry may be an opponent of medical marijuana. If medical marijuana is a commercial success, it may adversely affect the market for Marinol, the current "marijuana pill" which is sold by large and established pharmaceutical companies. To protect its interests, Big Pharma may in turn focus its considerable resources in lobbying efforts to curtail medical marijuana. If the pharmaceutical companies were successful in their attack on medical marijuana, we would likely see a reduction in demand for grow and dispensary space, and the industry in general may suffer which could have a detrimental impact on our business, operations and financial condition.

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

Our operating performance is substantially dependent on the continued services of our executive officers, Mr. Shawn Chemtov, our Co- Chief Executive Officer and co-chairman of our Board of Directors and Adam Laufer, our Co- Chief Executive Officer and co-

chairman of our Board of Directors. We believe Messrs. Chemtov and Laufer possess valuable knowledge about and experience in real estate and securities law and capital markets respectively, and that their knowledge and relationships would be difficult to replicate. We have not entered into an employment agreement with either Messrs. Chemtov or Laufer and, although we are considering doing so, have not acquired key-person life insurance on either such executive officer. The unexpected loss of the services of Messrs. Chemtov or Laufer could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

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

As of March 3, 2016, 23 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.  However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws.

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

As of March 3, 2016, 23 states and the District of Columbia allow their residents to use medical marijuana. Voters in the states of Colorado and Washington approved and implemented regulations to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has made numerous statements (as memorialized in the "Cole Memo") indicating that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to stringently enforce the federal laws. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to the Company and its stockholders.

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

Loans that we obtain may prohibit prepayment or require additional payments.

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

As of March 25, 2016, members of our management team beneficially own approximately 85% of our outstanding common stock. As such, management owns approximately 85% of our voting power and controls the Company. As a result, management has the ability to control substantially all matters submitted to our stockholders for approval including:

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

Our articles of incorporation authorize 95,000,000 shares of common stock, of which 14,027,939 are outstanding as of March 25, 2016, and 5,000,000 shares of preferred stock, of which none are outstanding. Our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intend to utilize its reasonable business judgment to fulfill its fiduciary obligations to our stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

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

Further, the market price of our common stock could decline as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. We currently have 14,027,939 shares of common stock outstanding, 1,784,000 of which are freely tradable without restriction under the Securities Act.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides certain summary information about our real estate properties as of December 31, 2015:

Property	Year Built / (Renovated)	Zoning	Date of Purchase	Building Square Feet	Land Area	Lease Expiration Date	Monthly Rental Income as of December 31, 2015 (1)
5353 Joliet Street Denver, Colorado	1980 / (2014)	Industrial	6/19/2014	22,144	1.41 acres	8/31/2021	$30,233
503 Havana Street Aurora, Colorado	1967 / (2007)	Retail	9/24/2014	1,255	0.54 acres	9/30/2024	$13,914
1126 S. Sheridan Blvd Denver, Colorado	1973 / (2015)	Retail	5/4/2015	3,828	0.41 acres	4/30/2025	$12,359

(1)	Monthly rental income is straight-line rental income over the lease term, including the reimbursement of certain operating expenses, in effect as of December 31, 2015

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol MJNE. The following table sets forth the high and low closing bid prices of our common stock for the quarterly periods for the years ended December 31, 2015 and 2014. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	3.00	0.88	26.24	5.00
Second Quarter	2.00	0.55	12.00	2.00
Third Quarter	2.00	0.50	8.83	1.90
Fourth Quarter	2.00	0.50	3.99	1.32

Holders

As of March 25, 2016, there were 24 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in "street" name.

Dividends

We did not pay any cash dividends on our common stock during 2015 or 2014 and have no intention of doing so in the foreseeable future. We intend to retain any earnings for use in our operations and the expansion of our business. Any future determination to declare and pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, liquidity, capital requirements, general business conditions, any contractual restriction on the payment of dividends and other factors that our board of directors may deem relevant.

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

Our principal executive offices are located at 4141 NE 2nd Avenue Suite 204A, Miami, Florida 33137, and our telephone number is (305) 455-1800.

How We Plan to Generate Revenue

MJ Holdings owns and leases real estate zoned for legalized marijuana operations to licensed marijuana operators. In addition to our portfolio of income producing real estate, MJ Holdings owns, operates and is developing a portfolio of business units related to the regulated marijuana industry, including internet websites and mobile apps.

As of December 31, 2015, we have acquired three real estate properties in Colorado that are leased to state licensed marijuana operators and generating $56,506 in monthly rental income. The following table provides certain summary information about our real estate properties:

Property	Year Built / (Renovated)	Zoning	Date of Purchase	Building Square Feet	Land Area	Lease Expiration Date	Monthly Rental Income(1)
5353 Joliet Street Denver, Colorado	1980 / (2014)	Industrial	6/19/2014	22,144	1.41 acres	8/31/2021	$30,233
503 Havana Street Aurora, Colorado	1967 / (2007)	Retail	9/24/2014	1,255	0.54 acres	9/30/2024	13,914
1126 S. Sheridan Blvd Denver, Colorado	1973 / (2015)	Retail	5/4/2015	3,828	0.41 acres	4/30/2025	$12,359
							$56,506

(1)	Monthly rental income is straight-line rental income over the lease term, including the reimbursement of certain operating expenses, in effect as of December 31, 2015

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

Leasing commissions of $205,077 were deferred during the year ended December 31, 2014. Leasing commissions of $17,511 were refunded during the year ended December 31, 2015. Deferred leasing costs charged to property expenses for the years ended December 31, 2015 and 2014, were $27,571 and $2,532, respectively. As of December 31, 2015, $157,463 of deferred leasing costs are included on the Balance Sheet as a deferred asset.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and charged to interest expense over the term of the loan.

Debt issuance costs of $10,634 and $19,152 were capitalized during the years ended December 31, 2015 and 2014, respectively. Debt issuance costs charged to interest expense for the years ended December 31, 2015 and 2014, were $13,210 and $5,218, respectively. As of December 31, 2015, $11,357 of debt issuance costs are included on the Balance Sheet within Prepaid expenses and other assets.

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

Results of Operations For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

Revenue for the year ended December 31, 2015, was $625,864 compared with revenue of $108,871 for the year ended December 31, 2014. Revenues for 2015 and 2014 were generated as a result of rental income from operating leases for three real estate properties. Revenue increased by $516,993 for 2015 compared with revenue for 2014 as a result of a full year of revenues from two properties acquired in June 2014 and September 2014 and a third real estate property acquired in May 2015.

Certain property expenses are reimbursable to the Company through our existing leasing arrangements. During the years ended December 31, 2015 and 2014, the Company recorded $57,223 and $13,157, respectively, of revenue pursuant to operating lease agreements to offset a portion of the property expenses incurred during the respective periods.

Operating Expenses

Property expenses consist of those costs associated with acquiring and leasing real estate properties. These expenses include costs for commissions, appraisals, real property taxes, insurance, repairs and maintenance. For the year ended December 31, 2015, we incurred property expenses of $123,589 compared with $72,859 for the year ended December 31, 2014. The increase of $50,730 in property expenses was primarily attributed to an increase of $37,197 in property taxes and insurance costs associated with a full year of expenses for two properties acquired in 2014 and a third property acquired in May 2015 and an increase of $25,040 in leasing commissions during 2015. These property expenses were partially offset by a reduction of $12,385 in property appraisals and inspection fees as a result of less property evaluations during 2015 compared with 2014.

General and administrative expenses for the year ended December 31, 2015, decreased by $801,251 to $257,318 compared with general and administrative expenses of $1,058,569 for the year ended December 31, 2014. The decrease in general and administrative expenses during 2015 was primarily attributed to a reduction in professional fees, legal fees, and consulting services, of which $723,342 was associated with non-cash stock-based compensation for consulting services.

Depreciation expense for the year ended December 31, 2015, was $102,526 compared with depreciation expense of $38,173 for the year ended December 31, 2014. Depreciation expense increased by $64,353 for 2015 compared with depreciation expense for 2014 as a result of a full year of depreciation recorded for two properties acquired in 2014 and a third property acquired in May 2015.

Other Expenses

Interest expense for the year ended December 31, 2015, increased by $149,862 to $254,212 compared with interest expense of $104,350 for the year ended December 31, 2014. The increase in interest expense for 2015 was primarily due to a full year of interest expense incurred on a $1,800,000 promissory note used to fund a real estate property acquisition in June 2014 and interest expense incurred on a $925,000 promissory note used to fund a real estate property acquisition in May 2015.

We had a net loss of $111,781, or a basic and diluted loss per share of $0.01, for the year ended December 31, 2015, compared with a net loss of $1,165,080, or a basic and diluted loss per share of $0.09, for the year ended December 31, 2014. The decrease of $1,053,299 in the net loss for 2015 compared with 2014 was due to an increase in revenues of $516,993 and a reduction in operating expenses of $686,168 for 2015, partially offset by an increase of $149,862 in interest expense associated with two promissory notes used to fund the acquisitions of two of our three real estate properties acquired in 2014 and 2015.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended December 31, 2015 and 2014:

	2015	2014
Cash Flows:
Net cash provided by (used in) operating activities	$110,353	$(227,295)
Net cash used in investing activities	(897,143)	(2,993,439)
Net cash provided by financing activities	914,366	3,396,048

Net increase in cash	127,576	175,314
Cash at beginning of period	175,792	478

Cash at end of period	$303,368	$175,792

The Company had cash of $303,368 at December 31, 2015, compared with cash of $175,792 at December 31, 2014, an increase of $127,576. The increase in cash during 2015 was primarily attributed to proceeds of $925,000 received from a promissory note and $110,353 of cash generated by operating activities; partially offset by the acquisition of real estate property for $895,143 and debt issuance costs of $10,634 associated with the promissory note.

Operating Activities

We had net cash provided by operating activities of $110,353 for the year ended December 31, 2015, which consisted of a net loss of $111,781 and a decrease in net operating assets and liabilities of $12,580; offset by non-cash charges of $234,714.

The net cash provided by operating activities of $110,353 for the year ended December 31, 2015, represented an increase of $337,648 compared with net cash used in operating activities of $227,295 for year ended December 31, 2014. The increase in net cash provided by operating activities for 2015 was the result of a $1,068,225 decrease in net loss for 2015, which was partially offset by a reduction of non-cash charges of $666,749 and a reduction of $63,828 in changes in operating assets and liabilities for 2015 compared with 2014.

Investing Activities

In May 2015, we acquired a real estate property in Denver, Colorado, for $771,750. Pursuant to the terms of a lease agreement for real estate property located in Aurora, Colorado, the Company agreed to contribute $150,000 to improvements to the property. During 2015, we incurred $123,393 of the $150,000 commitment for building improvements.

In June 2014 and September 2014, we acquired real estate properties for $2,970,806 in Denver and Aurora, Colorado. In December 2014, we incurred $22,633 of the $150,000 commitment for building improvements for the property located in Aurora, Colorado.

Financing Activities

We had $914,366 in net cash provided by financing activities for the year ended December 31, 2015, as a result of proceeds of $925,000 from the issuance of a promissory note, partially offset by debt issuance costs of $10,634 during 2015.

We had $3,396,048 in net cash provided by financing activities for the year ended December 31, 2014, as a result of proceeds of $1,800,000 from the issuance of a promissory note and proceeds of $1,615,000 received from the sale of common stock, partially offset by debt issuance costs of $19,152 during 2014.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the years ended December 31, 2015 and 2014 had a material impact on our operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our Co-Chief Executive Officers and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the supervision and with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

The names of our directors and certain information about them are set forth below:

Name of Director	Age	Position with Company	Director Since
Shawn Chemtov	42	Co-CEO, Co-Chairman of the Board of Directors	February 10, 2014
Adam Laufer	42	Co-CEO, Co-Chairman of the Board of Directors	February 10, 2014

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2015 and 2014, by our Chief Executive Officer and our two other most highly compensated executive officers (the "named executive officers") who served in such capacities at the end of the fiscal year ended December 31, 2015. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Shawn Chemtov	2015	-							-
co-Chief Executive Officer	2014	-							-

Adam Laufer	2015	-							-
co-Chief Executive Officer	2014	-							-

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of our common stock classified as exercisable and unexercisable as of December 31, 2015 for the named executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2016:

•    each person whom we know beneficially owns more than 5% of our common stock;

•    each of our named executive officers and directors; and

•    all of our executive officers and directors as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 14,027,939 shares outstanding on March 25, 2016, plus 166,665 shares deemed outstanding pursuant to Rule 13d-3, for a total of 14,194,604 shares outstanding.

Unless otherwise indicated, the address for each person is our address at 4141 NE 2nd Avenue Suite #204A., Miami, Florida 33137.

Beneficial Owner	# of Shares	% of Total
Directors and Executive Officers:

Shawn Chemtov	5,959,548	41.98%
co-Chief Executive Officer

Adam Laufer	5,959,547	41.98%
co-Chief Executive Officer

All directors and executive officers as a group (2 persons)	11,919,095	83.97%

Over 5% Shareholders:
None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2014, to which we have been a party in which:

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

In June 2014 the Company acquired real estate property in Denver, Colorado for $2,214,000. The acquisition was partially funded with proceeds from the issuance of a secured promissory note in the amount of $1,800,000. The promissory note is held by Chemtov Mortgage Group ("CMG"), an entity wholly-owned by the Company's co-CEO, Shawn Chemtov. CMG has assigned all ownership and security interest granted to it pursuant to the promissory note to 5353 Mortgage Loan, LLC, a single purpose entity created solely for the purpose of this transaction. CMG invested $100,000 of the $1,800,000 of funds used to finance the purchase of the promissory note. CMG acts as the loan servicing entity for the promissory note, administering the note, processing payments from the Company, and transferring all payments to 5353 Mortgage Loan, LLC. CMG charges no administration fees for servicing the promissory note. During the years ended December 31, 2015 and 2014, the Company paid $180,000 and $80,918, respectively, of interest due pursuant to the promissory note held by CMG.

In May 2015 the Company acquired real estate property in Denver, Colorado for $771,750. The acquisition was funded with proceeds from the issuance of a secured promissory note in the amount of $925,000. The promissory note is held by CMG, an entity wholly-owned by the Company's co-CEO, Shawn Chemtov. CMG has assigned all ownership and security interest granted to it pursuant to the promissory note to a single purpose entity created solely for the purpose of this transaction. CMG acts as the loan servicing entity for the promissory note, administering the note and processing payments from the Company. CMG charges no administration fees for servicing the promissory note. During the year ended December 31, 2015, the Company paid $53,346 of interest due pursuant to the promissory note held by CMG.

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

Item 14. Principal Accountant Fees and Services.

Paritz & Company, P.A. ("Paritz") has served as the Company’s independent registered public accounting firm for the years ended December 31, 2015 and 2014. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm's independence. The Board of Directors is informed of each service actually rendered.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2015 and 2014, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Paritz & Company, P.A.
	2015	2014
Audit fees	$14,110	$14,300
Audit related fees	−	−
Tax fees	−	−
Other fees	−	−
Total Fees	$14,110	$14,300

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents filed as part of this report:

(1) Financial Statements

Report of Paritz & Co., Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statement of Operations for the years ended December 31, 2015 and 2014

Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule III - Real Estate and Accumulate Depreciation

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
4.4	Specimen Common Stock Certificate (2)
14.1	Code of Ethics (2)
31.1*	Rule 13a14(a)/15d-14(a) Certification of co-Chief Executive Officer
31.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
31.3*	Rule 13a14(a)/15d-14(a) Certification of co-Chief Executive Officer
32.1*	Section 1350 Certification of co-Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
32.3*	Section 1350 Certification of co-Chief Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Registrant's Periodic Report on Form 8-K as filed with the SEC on February 28, 2014.
(2)	Incorporated by reference to Registration Statement on Form S-1, filed with the Securities and Exchange Commission, Registration Statement File No. 333-167824, on June 28, 2010.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stockholders of MJ Holding, Inc.

We have audited the accompanying balance sheets of MJ Holding, Inc. as of December 31, 2015 and 2014, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. Our audit also includes the financial statement schedule listed in the index at Item 15. MJ Holding’s management is responsible for these financial statements and financial statement schedules. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MJ Holding, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that MJ Holdings, Inc. will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, among other things, its successful execution of its plan of operations and ability to raise additional financing. There is no guarantee that the Company will be able to raise additional capital or sell any of its products or services at a profit. As discussed in note 3 to the financial statements, the Company incurred a net loss of $111,781 for the year ended December 31, 2015 and an accumulated deficit of $1,449,491 as of December 31, 2015. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Paritz & Company, P.A.

Hackensack, NJ

March 29, 2016

MJ Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

	2015	2014
Assets
Real estate property:
Land	$747,389	$551,251
Buildings and improvements	3,141,193	2,442,188
Computer equipment and software	2,000	—
	3,890,582	2,993,439
Accumulated depreciation	(140,699)	(38,173)
Real estate property, net	3,749,883	2,955,266
Cash	303,368	175,792
Deferred leasing costs	157,463	202,545
Deferred rent receivable	54,664	6,936
Prepaid expenses and other assets	17,450	73,377
Total Assets	$4,282,828	$3,413,916

Liabilities and Stockholders’ Equity
Liabilities
Notes payable - related party	$2,725,000	$1,800,000
Security deposits	95,203	102,045
Accounts payable and accrued liabilities	118,983	195,582
Total Liabilities	2,939,186	2,097,627

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 14,027,939 and 13,878,522 shares issued and outstanding, respectively	14,028	13,879
Additional paid-in capital	2,779,105	2,640,120
Accumulated deficit	(1,449,491)	(1,337,710)
Total Stockholders’ Equity	1,343,642	1,316,289
Total Liabilities and Stockholders’ Equity	$4,282,828	$3,413,916

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2015 and 2014

	2015	2014
Revenues:
Rental income	$625,864	$108,871

Operating Expenses:
Property expenses	123,589	72,859
General and administrative expenses	257,318	1,058,569
Depreciation expense	102,526	38,173
Total operating expenses	483,433	1,169,601

Operating income (loss)	142,431	(1,060,730)

Interest expense, net - related party	(241,002)	(99,132)
Interest expense, net	(13,210)	(5,218)

Loss before income taxes	(111,781)	(1,165,080)

Provision for income taxes	—	—

Net Loss	$(111,781)	$(1,165,080)

Basic and diluted net loss per common share:
Weighted average shares outstanding	13,958,592	13,457,822
Net loss per common share	$(0.01)	$(0.09)

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional	Accumulated Deficit	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital		Equity (Deficit)
Balance at January 1, 2014	—	$—	12,218,205	$12,218	$57,190	$(172,630)	$(103,222)

Sale of common stock	—	—	1,615,000	1,615	1,613,385	—	1,615,000
Common stock issued for services	—	—	14,602	15	77,485	—	77,500
Warrants issued to consultant	—	—	—	—	784,976	—	784,976
Cashless exercise of warrants	—	—	10,825	11	(11)	—	—
Accounts payable paid by principal stockholders	—	—	—	—	7,665	—	7,665
Conversion of notes payable and accrued interest to common stock	—	—	19,890	20	99,430	—	99,450
Net Loss	—	—	—	—	—	(1,165,080)	(1,165,080)
Balance at December 31, 2014	—	$—	13,878,522	$13,879	$2,640,120	$(1,337,710)	$1,316,289

Common stock issued for services	—	—	149,417	149	138,985	—	139,134
Net Loss	—	—	—	—	—	(111,781)	(111,781)
Balance at December 31, 2015	—	$—	14,027,939	$14,028	$2,779,105	$(1,449,491)	$1,343,642

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	2015	2014
Cash flow from operating activities:
Net Loss	$(111,781)	$(1,165,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	102,526	38,173
Stock-based compensation	139,134	862,476
Deferred rental income	(47,728)	(6,936)
Amortization of deferred leasing and debt costs	40,782	7,750
Changes in operating assets and liabilities:
Deferred leasing costs	17,511	(205,077)
Prepaid and other assets	53,351	(59,443)
Security deposits	(6,842)	102,045
Accounts payable and accrued liabilities	(76,600)	198,797
Net Cash Provided by (Used in) Operating Activities	110,353	(227,295)

Cash flow from investing activities:
Acquisition of real estate property	(895,143)	(2,993,439)
Acquisition of computer equipment and software	(2,000)	—
Net Cash Used in Investing Activities	(897,143)	(2,993,439)

Cash flow from financing activities:
Proceeds from the sale of common stock	—	1,615,000
Proceeds from notes payable - related party	925,000	1,800,000
Payment of debt issuance costs	(10,634)	(19,152)
Proceeds from loans from stockholders	—	200
Net Cash Provided by Financing Activities	914,366	3,396,048

Net increase in cash	127,576	175,314

Cash at beginning of period	175,792	478
Cash at end of period	$303,368	$175,792

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$233,346	$80,918

Supplemental schedule of non-cash financing activities:
Accounts payable paid by principal stockholders	$—	$7,665
Stockholder loans and accrued interest converted to common stock	$—	$99,450

See accompanying notes to financial statements

MJ Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2015

Note 1 - Description of Business

MJ Holdings acquires real estate zoned for legalized marijuana operations and leases the acquired real estate to licensed marijuana operators, including but not limited to providing complete turnkey growing space and related facilities to licensed marijuana growers and dispensary owners. In addition to our portfolio of income producing real estate, MJ Holdings owns, operates and is developing a portfolio of business units related to the regulated marijuana industry, including internet websites, mobile apps and consumer products.

The Company does not and will not, until such time as Federal law allows, grow, harvest, distribute or sell marijuana or any substances that violate the laws of the United States of America.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 5353 Joliet, LLC, MJ Havana, LLC and MJ Sheridan, LLC. Intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Leasing Costs

Commissions and other direct costs associated with the acquisition of tenants, or lessees, are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed as incurred.

Leasing commissions of $205,077 were deferred during the year ended December 31, 2014. Leasing commissions of $17,511 were refunded during the year ended December 31, 2015. Deferred leasing costs charged to property expenses for the years ended December 31, 2015 and 2014, were $27,571 and $2,532, respectively. As of December 31, 2015, $157,463 of deferred leasing costs are included on the Balance Sheet as a deferred asset.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and charged to interest expense over the term of the loan.

Debt issuance costs of $10,634 and $19,152 were capitalized during the years ended December 31, 2015 and 2014, respectively. Debt issuance costs charged to interest expense for the years ended December 31, 2015 and 2014, were $13,210 and $5,218, respectively. As of December 31, 2015, $11,357 of debt issuance costs are included on the Balance Sheet within Prepaid expenses and other assets.

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

Long –lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during the year ended December 31, 2015.

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

Advertising Costs

Costs related to advertising are expensed as incurred and are included in general and administrative expenses.

Research and Development Costs

Costs related to research and development activities of new business units related to the regulated marijuana industry are expensed as incurred and are included in general and administrative expenses. These costs for 2015 and 2014 were primarily third-party consulting fees.

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, and is required to be applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. As of December 31, 2015, we had $11,357 in debt issuance costs associated with $2.7 million of notes payable that would be reclassified from other assets to a reduction in the carrying amount of the note payable. The adoption of this standard is not expected to have a material impact on our financial position and will not impact our results of operations or cash flows.

Note 3 - Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.  During the year ended December 31, 2015, the Company incurred a net loss of $111,781.  The Company had an accumulated deficit of $1,449,491 as of December 31, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2016, and is callable at the option of the Company at any time after June 19, 2015. The Company has guaranteed the promissory note and has pledged its ownership interest in 5353 Joliet LLC, and as such its fee-simple ownership interest in the property as security for the promissory note. The promissory note does not restrict the Company's ability to incur future indebtedness. For the years ended December 31, 2015 and 2014, the Company recorded $180,000 and $95,918, respectively, of interest expense related to the promissory note.

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

Prior to closing on the property acquisition, the Company had pre-negotiated a 10-year lease agreement with a third-party, a licensed marijuana dispensary company serving both medical and adult (21+) customers in Colorado. Once the closing of the property was completed with the seller, the pre-negotiated lease was executed in September 2014 with the third-party. Pursuant to the terms of the lease agreement, the Company agreed to contribute $150,000 to improvements to the property - see Note 5 below for additional lease details. As of December 31, 2015, the Company had paid $146,026 towards the tenant's building improvements.

1126 South Sheridan Boulevard

In May 2015, through its wholly-owned subsidiary, MJ Sheridan LLC, the Company acquired real estate property located at 1126 South Sheridan Boulevard in Denver, Colorado, for $771,750, exclusive of closing costs. The Company funded the acquisition through the issuance of a promissory note in the amount of $925,000 to a related party of which $771,750 was used to purchase the property. The balance of the funds will be used by the Company as working capital. The acquired property is 17,729 square feet with a 3,828 square foot one story free-standing building. The property is zoned B-2 and has been approved by the city of Denver as a retail dispensary for recreational marijuana.

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

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2017. The promissory note is collateralized with the Company's ownership interest in the newly acquired property and its previously acquired property located at 503 Havana Street in Aurora, Colorado. The promissory note does not restrict the Company's ability to incur future indebtedness. For the year ended December 31, 2015, the Company recorded $61,054 of interest expense related to the promissory note.

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

 A summary of real estate property at December 31, 2015, is as follows:

	Estimated	December 31,
	Life	2015
Buildings	30 years	$2,995,167
Improvements	9-10 years	146,026
Land	Not depreciated	747,389
Computer equipment and software	3 years	2,000
Total real estate property		3,890,582
Less: Accumulated depreciation		(140,699)
Real estate property, net		$3,749,883

Note 5 - Operating Leases

The Company generates revenues by leasing its acquired real estate properties through operating leasing arrangements. A summary of revenues generated from our rental properties for the years ended December 31, 2015 and 2014, is as follows:

	2015	2014
Revenues:
Rental payments	$520,913	$88,778
Reimbursed operating expenses	57,223	13,157
Deferred rental income	47,728	6,936
Total revenues from rental properties	$625,864	$108,871

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

Future minimum rental payments, excluding the reimbursement of specified operating expenses, for non-cancelable operating lease agreements are as follows as of December 31, 2015:

2016	574,387
2017	588,457
2018	602,886
2019	617,681
2020	632,857
Thereafter	1,489,861
Total minimal rental payments	$4,506,129

Note 6 - Related Party Transactions

In February 2014, in connection with the change in control of the Company, the principal stockholders paid $7,665 of the Company's accounts payable, which was recorded as a capital contribution to the Company.

During year ended December 31, 2014, the Company borrowed $5,277 from its principal stockholders and repaid $5,077 of the borrowings to its principal shareholders, resulting in $200 of net borrowings from related parties. The $200 of net borrowings was included as part of the stockholder loans converted into shares of the Company's common stock on August 31, 2014, discussed below in Note 7.

During the years ended December 31, 2015 and 2014, the Company paid $233,346 and $80,918, respectively, for interest due pursuant to $2,725,000 of promissory notes held by CMG, wholly-owned by the Company's co-CEO and shareholder, Shawn Chemtov - see Note 4 above for additional details regarding promissory note held by related party.

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

For the year ended December 31, 2014, the Company accrued interest expense of $3,214 related to the stockholder loans, which was included as part of the stockholder loans converted to shares of the company's common stock on August 31, 2014, discussed above.

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

A summary of warrants issued, exercised and expired during the years ended December 31, 2014 and 2015, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2014	—	$—
Issued	199,998	5.97
Exercised	(33,333)	6.42
Expired	—	—
Balance at December 31, 2014	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2015	166,665	$5.88

Common Stock

During the years ended December 31, 2015 and 2014, the Company issued 149,417 and 14,602 shares of common stock, respectively, for consulting services and recorded $139,134 and $77,500, respectively, of stock-based compensation expense for these consulting services, which has been classified as General and administrative expenses. The stock-based compensation expense was calculated based on the grant date fair value of the common stock shares issued in exchange for the consulting services.

Note 10 - Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2015 and 2014.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 34% to the Company’s loss before income taxes as follows:

	For the years ended December 31,
	2015	2014
Computed "expected" income tax benefit	$(38,006)	$(396,127)
State income tax benefit, net of federal benefit	(5,773)	(31,398)
Change in valuation allowance	70,007	323,344
Write-off of prior year net operating losses	—	57,406
Nondeductible expenses	122	27,523
True-up of deferred tax asset for stock compensation	(26,350)	19,481
Prior year differences	—	(229)
Provision for income taxes	$—	$—

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Deferred expenses	$174,384	$191,915
Net operating loss carry-forwards	253,278	184,747
Property and equipment	14,492	4,088
Advance payment	8,603	—
Deferred tax assets	450,757	380,750
Less: Valuation allowance	(450,757)	(380,750)
Net deferred tax assets	$—	$—

As of December 31, 2015, the Company had net operating losses of approximately $684,000 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The net operating loss carryforwards expire in various years through 2035. All of the federal and state net operating losses incurred prior to 2014 are subject to 100 percent limitation under the provisions of Internal Revenue Code section 382 due to an ownership change and the continuity of business requirement.

As of December 31, 2015 and 2014, management determined a valuation allowance against the net deferred tax assets of $450,757 and $380,750, respectively. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2011.

MJ Holdings, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2015

		Initial Cost			Total Cost							Life on Which Depreciation in Latest Income Statement is Computed
Description / Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Net Real Estate	Year of Construction	Date Acquired
5353 Joliet Street Industrial Building Denver, Colorado	$1,800,000	$324,912	$1,889,088	$—	$324,912	$1,889,088	$2,214,000	$96,378	$2,117,622	1980	6/19/2014	30 yrs. (1)
503 Havana Street Retail Store Aurora, Colorado	—	226,339	530,467	146,026	226,339	676,493	902,832	22,447	880,385	1967	9/24/2014	30 yrs. (1) 9 yrs. (2)
1126 S Sheridan Blvd Retail Store Denver, Colorado	925,000	196,138	575,612	—	196,138	575,612	771,750	21,763	749,987	1973	5/4/2015	30 yrs. (1)
	$2,725,000	$747,389	$2,995,167	$146,026	$747,389	$3,141,193	$3,888,582	$140,588	$3,747,994

(1) Estimated useful life for buildings
(2) Estimated useful life for building improvements

The following table reconciles the changes in the balance of real estate during the years ended December 31, 2015 and 2014:

	2015	2014
Balance at beginning of period	$2,993,439	$—
Additions:
Acquisitions during period	771,750	2,970,806
Improvements	123,393	22,633
Deductions:
Dispositions during period	—	—
Balance at end of period	$3,888,582	$2,993,439

The following table reconciles the changes in the balance of accumulated depreciation during the years ended December 31, 2015 and 2014:

	2015	2014
Balance at beginning of period	$38,173	$—
Depreciation expense during period	102,415	38,173
Dispositions during period	—	—
Balance at end of period	$140,588	$38,173

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Miami, Florida this 30th day of March 2016.

MJ HOLDINGS, INC.

By:	/s/ Shawn Chemtov
Shawn Chemtov
co-Chief Executive Officer

By:	/s/ Adam Laufer
Adam Laufer
co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/Shawn Chemtov		March 30, 2016
Shawn Chemtov	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer)

/s/Adam Laufer		March 30, 2016
Adam Laufer	Chief Executive Officer and Director (Principal Executive Officer)