Form 10-Q
period 2016-03-31
MJ Holdings, Inc.
filed 2016-05-11
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2016
Common Stock, $0.001	14,027,939

MJ HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MJ HOLDINGS, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Real estate property:
Land	$747,389	$747,389
Buildings and improvements	3,141,193	3,141,193
Computer equipment and software	2,000	2,000
	3,890,582	3,890,582
Accumulated depreciation	(169,737)	(140,699)
Real estate property, net	3,720,845	3,749,883
Cash	311,732	303,368
Deferred leasing costs	150,516	157,463
Deferred rent receivable	65,777	54,664
Prepaid expenses and other assets	2,966	6,093
Total Assets	$4,251,836	$4,271,471

Liabilities and Stockholders’ Equity
Liabilities
Notes payable - related party, net of unamortized debt issuance costs of $7,617 and $11,357, respectively	$2,717,383	$2,713,643
Security deposits	70,168	95,203
Accounts payable and accrued liabilities	95,192	118,983
Total Liabilities	2,882,743	2,927,829

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 14,027,939 shares issued and outstanding	14,028	14,028
Additional paid-in capital	2,779,105	2,779,105
Accumulated deficit	(1,424,040)	(1,449,491)
Total Stockholders’ Equity	1,369,093	1,343,642
Total Liabilities and Stockholders’ Equity	$4,251,836	$4,271,471

 See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$168,873	$132,804

Operating Expenses:
Property expenses	24,456	55,703
General and administrative expenses	18,097	73,508
Depreciation expense	29,038	20,163
Total operating expenses	71,591	149,374

Operating income (loss)	97,282	(16,570)

Interest expense, net - related party	(68,125)	(45,000)
Interest expense, net	(3,706)	(2,459)

Income (loss) before income taxes	25,451	(64,029)

Provision for income taxes	—	—

Net Income (Loss)	$25,451	$(64,029)

Basic and diluted earnings (loss) per common share:
Weighted average shares outstanding	14,027,939	13,885,227
Net loss per common share	$0.002	$(0.005)

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flow from operating activities:
Net income (loss)	$25,451	$(64,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29,038	20,163
Stock-based compensation	—	20,000
Deferred rental income	(11,113)	(9,797)
Amortization of deferred leasing and debt costs	10,687	9,190
Changes in operating assets and liabilities:
Deferred leasing costs	—	17,510
Prepaid and other assets	3,127	52,422
Security deposits	(25,035)	—
Accounts payable and accrued liabilities	(23,791)	(8,035)
Net Cash Provided by Operating Activities	8,364	37,424

Cash flow from investing activities:
Acquisition of real estate property	—	(98,393)
Net Cash Used in Investing Activities	—	(98,393)

Cash flow from financing activities:
Net Cash Provided by Financing Activities	—	—

Net increase (decrease) in cash	8,364	(60,969)

Cash at beginning of period	303,368	175,792
Cash at end of period	$311,732	$114,823

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$68,125	$45,000

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2016

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The balance sheet at December 31, 2015, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on March 30, 2016. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 5353 Joliet, LLC, MJ Havana, LLC, and MJ Sheridan, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to our significant accounting policies during the interim period ended March 31, 2016.

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

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The Company adopted this guidance for the annual period ending December 31, 2016, beginning with the first quarter ended March 31, 2016. The adoption of this guidance primarily addressed certain disclosures to the financial statements and had no impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance with the annual and the interim period beginning January 1, 2016, and applied the standard on a retrospective basis as of December 31, 2015. As of March 31, 2016, and December 31, 2015, we had $7,617 and $11,357, respectively, of debt issuance costs associated with $2.7 million of notes payable that were reclassified from other assets to a reduction in the carrying amount of the notes payable. The adoption of this standard did not have a material impact on our financial position and did not impact our results of operations or cash flows.

Note 3 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the three months ended March 31, 2016, the Company generated net income of $25,451. As of March 31, 2016, the Company had an accumulated deficit of $1,424,040 and a working capital deficit of $1,580,494, consisting of cash and prepaid expenses of $314,698 less a promissory note for $1,800,000 due June 1, 2016, and accounts payable and accrued liabilities of $95,192. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve and maintain profitable operations, generate cash from operating activities, refinance existing debt obligations and/or obtain additional financing. Although we can provide no assurances, we believe our cash on hand, coupled with revenues generated by rental income and our ability to refinance our equity in the real estate we own, will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

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

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2016, and is callable at the option of the Company at any time after June 19, 2015. The Company has guaranteed the promissory note and has pledged its ownership interest in 5353 Joliet LLC, and as such its fee-simple ownership interest in the property as security for the promissory note. The promissory note does not restrict the Company's ability to incur future indebtedness. For the three months ended March 31, 2016 and 2015, the Company recorded $45,000 and $45,000, respectively, of interest expense related to the promissory note.

In September 2014, the Company entered into a lease agreement contingent upon the lessee obtaining city and state licenses and permits for its intended operations at the premises. The contingencies were met by the lessee, and the lease agreement became effective December 1, 2014. The lease agreement is for a term of seven years. Insurance and real property taxes shall be paid by the Company and, subsequently, charged to the lessee as additional rent based on the actual expenses incurred - see Note 5 below for additional lease details.

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

Prior to closing on the property acquisition, the Company had pre-negotiated a 10-year lease agreement with a third-party, a licensed marijuana dispensary company serving both medical and adult (21+) customers in Colorado. Once the closing of the property was completed with the seller, the pre-negotiated lease was executed in September 2014 with the third-party. Pursuant to the terms of the lease agreement, the Company agreed to contribute $150,000 to improvements to the property - see Note 5 below for additional lease details. As of March 31, 2016, the Company had paid $146,026 towards the tenant's building improvements.

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

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2017. The promissory note is collateralized with the Company's ownership interest in the newly acquired property and its previously acquired property located at 503 Havana Street in Aurora, Colorado. The promissory note does not restrict the Company's ability to incur future indebtedness. For the three months ended March 31, 2016, the Company recorded $23,125 of interest expense related to the promissory note.

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

A summary of real estate property at March 31, 2016, is as follows:

	Estimated	March 31,
	Life	2016
Buildings	30 years	$2,995,167
Improvements	9-10 years	146,026
Land	Not depreciated	747,389
Computer equipment and software	3 years	2,000
Total real estate property		3,890,582
Less: Accumulated depreciation		(169,737)
Real estate property, net		$3,720,845

Note 5 — Operating Leases

The Company generates revenues by leasing its acquired real estate properties through operating leasing arrangements. A summary of revenues generated from our rental properties for the three months ended March 31, 2016 and 2015, is as follows:

	For the three months ended March 31,
	2016	2015
Revenues:
Rental payments	$142,113	$111,254
Reimbursed operating expenses	15,647	11,753
Deferred rental income	11,113	9,797
Total revenues from rental properties	$168,873	$132,804

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

Future minimum rental payments, excluding the reimbursement of specified operating expenses, for non-cancelable operating lease agreements are as follows as of March 31, 2016:

2016	$431,629
2017	588,457
2018	602,886
2019	617,681
2020	632,857
Thereafter	1,489,861
Total minimal rental payments	$4,363,371

Note 6 — Related Party Transactions

During the three months ended March 31, 2016 and 2015, the Company paid $68,125 and $45,000, respectively, for interest due pursuant to $2,725,000 of promissory notes held by CMG, wholly-owned by the Company's co-CEO and shareholder, Shawn Chemtov - see Note 4 above for additional details regarding the promissory notes held by a related party.

Note 7 — Stock Based Compensation

Warrants

A summary of warrants issued, exercised and expired during the three months ended March 31, 2016, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2016	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2016	166,665	$5.88

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

Note 8 — Income Taxes

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

The Company did not incur any federal or state income tax expense or benefit for the three months ended March 31, 2016 and 2015. As of December 31, 2015, the Company had net operating losses of approximately $684,000 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The taxable income generated as a result of the Company's net income of $25,451 for the three months ended March 31, 2016, was completely offset by the available net operating loss carryforwards for federal and state income tax purposes. Based on the expected taxable income for the year ending December 31, 2016, the Company does not expect to incur alternative minimum tax on its net alternative minimum taxable income for the year. The net operating loss carryforwards expire in various years through 2035. All of the federal and state net operating losses incurred prior to 2014 are subject to 100 percent limitation under the provisions of Internal Revenue Code section 382 due to an ownership change and the continuity of business requirement.

Note 9 — Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income or net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the treasury stock method and reflects the potential dilution that could occur if warrants were exercised and were not anti-dilutive.

For the three months ended March 31, 2016 and 2015, basic and diluted earnings (loss) per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. For the three months ended March 31, 2016 and 2015, there were outstanding warrants to purchase 166,665 shares of common stock that were not included in the calculation of diluted income per share because the impact would have been anti-dilutive for each of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, competition, our business is dependent on laws pertaining to the marijuana industry, government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks and the availability, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “MJ Holdings, Inc.,” “MJ Holdings,” “MJ,” “we,” “us,” “our,” and the “Company” refer to MJ Holdings, Inc.

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

Deferred leasing costs charged to property expenses for the three months ended March 31, 2016 and 2015, were $6,947 and $6,731, respectively. As of March 31, 2016, $150,516 of deferred leasing costs are included on the Balance Sheet as a deferred asset.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and charged to interest expense over the term of the loan.

Debt issuance costs charged to interest expense for the three months ended March 31, 2016 and 2015, were $3,740 and $2,459, respectively. As of March 31, 2016, $7,617 of debt issuance costs are included on the Balance Sheet as a reduction in the carrying amount of notes payable to a related party.

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

Results of Operations For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

Revenue for the three months ended March 31, 2016, was $168,873 compared with revenue of $132,804 for the three months ended March 31, 2015. Revenues for the three months ended March 31, 2016 and 2015, were generated as a result of rental income from operating leases for three real estate properties. Revenue increased by $36,069 for the three months ended March 31, 2016, compared with revenue for three months ended March 31, 2015, as a result of rental income generated by the third real estate property acquired in May 2015.

Certain property expenses are reimbursable to the Company through our existing leasing arrangements. During the three months ended March 31, 2016 and 2015, the Company recorded $15,647 and $11,753, respectively, of revenue pursuant to operating lease agreements to offset a portion of the property expenses incurred during the respective periods.

Operating Expenses

Property expenses consist of those costs associated with acquiring and leasing real estate properties. These expenses include costs for commissions, appraisals, real property taxes, insurance, repairs and maintenance. For the three months ended March 31, 2016, we incurred property expenses of $24,456 compared with $55,703 for the three months ended March 31, 2015. The decrease of $31,247 in property expenses was primarily attributed to a decrease in costs for repairs and maintenance during the three months ended March 31, 2016, partially offset by increases in costs for real property taxes and insurance as a result of the third real estate property acquired in May 2015.

General and administrative expenses for the three months ended March 31, 2016, decreased by $55,411 to $18,097 compared with general and administrative expenses of $73,508 for the three months ended March 31, 2015. The decrease in general and administrative expenses for the three months ended March 31, 2016, was attributed to decreases in consulting fees and legal fees, of which $20,000 was for non-cash stock-based compensation for consulting services during the three months ended March 31, 2015.

Depreciation expense for the three months ended March 31, 2016, was $29,038 compared with depreciation expense of $20,163 for the three months ended March 31, 2015. The increase in depreciation expense for the three months ended March 31, 2016, was primarily associated with the depreciation of the third real estate property acquired in May 2015.

Other Expenses

Interest expense for the three months ended March 31, 2016, increased by $24,372 to $71,831 compared with interest expense of $47,459 for the three months ended March 31, 2015. The increase in interest expense for the three months ended March 31, 2016, was due to interest expense incurred on a $925,000 promissory note used to fund a real estate property acquisition in May 2015.

We had net income of $25,451, or a basic and diluted earnings per share of $0.002, for the three months ended March 31, 2016, compared with a net loss of $64,029, or a basic and diluted loss per share of $0.005, for the three months ended March 31, 2015. The increase of $89,480 in earnings for the three months ended March 31, 2016, was primarily due to the increase in revenues and the decrease in operating expenses described above, partially offset by the increase in interest expense associated with additional funding to acquire our third real estate property acquisition in May 2015.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2016	2015
Cash Flows:
Net cash provided by operating activities	$8,364	$37,424
Net cash used in investing activities	—	(98,393)
Net cash provided by financing activities	—	—

Net increase (decrease) in cash	8,364	(60,969)
Cash at beginning of period	303,368	175,792

Cash at end of period	$311,732	$114,823

The Company had cash of $311,732 at March 31, 2016, compared with cash of $303,368 at December 31, 2015, an increase of $8,364. The increase in cash during the three months ended March 31, 2016, was attributed to $8,364 of cash generated by operating activities for the three months ended March 31, 2016.

Operating Activities

We had net cash provided by operating activities of $8,364 for the three months ended March 31, 2016, which consisted of net income of $25,451, non-cash charges of $28,612, and a decrease of $3,127 in prepaid and other assets; partially offset by a decrease of $25,035 in security deposits, which was used for rental income during the period, and a decrease of $23,791 in accounts payable and accrued liabilities.

We had net cash provided by operating activities of $37,424 for the three months ended March 31, 2015, which consisted of a decrease of $52,422 in prepaid and other assets, non-cash charges of $39,556, and a decrease in deferred leasing costs of $17,510, partially offset by a net loss of $64,029 and a decrease of $8,035 in accounts payable and accrued liabilities.

Investing Activities

During the three months ended March 31, 2015, we paid $98,393 of building improvements to the property in Aurora, Colorado, pursuant to the terms of a lease agreement executed in September 2014. The Company agreed to contribute $150,000 towards improvements to the property. As of March 31, 2016, the Company had paid $146,026 of the $150,0000 towards the improvements to the property.

Financing Activities

There were no financing activities for the three months ended March 31, 2016 and 2015.

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

Inflation and Changing Prices

Neither inflation or changing prices for the three months ended March 31, 2016, had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Please refer to the “Risks Factors” section in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

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

MJ HOLDINGS, INC.

Date: May 11, 2016	By:	/s/ Adam Laufer
Adam Laufer
Co-Chief Executive Officer (co-Principal Executive Officer )

MJ HOLDINGS, INC.

Date: May 11, 2016	By:	/s/ Shawn Chemtov
Shawn Chemtov
Co-Chief Executive Officer and Chief Financial Officer (co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )