Form 10-Q
period 2016-06-30
MJ Holdings, Inc.
filed 2016-08-05
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2016
Common Stock, $0.001	14,027,939

MJ HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MJ HOLDINGS, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Real estate property:
Land	$747,389	$747,389
Buildings and improvements	3,141,193	3,141,193
Computer equipment and software	2,000	2,000
	3,890,582	3,890,582
Accumulated depreciation	(198,775)	(140,699)
Real estate property, net	3,691,807	3,749,883
Real estate loans receivable, net	150,000	—
Cash	176,349	303,368
Deferred leasing costs	143,569	157,463
Deferred rent receivable	76,312	54,664
Prepaid expenses and other assets	5,799	6,093
Total Assets	$4,243,836	$4,271,471

Liabilities and Stockholders’ Equity
Liabilities
Notes payable - related party, net of unamortized debt issuance costs of $4,697 and $11,357, respectively	$2,720,303	$2,713,643
Security deposits	70,168	95,203
Accounts payable and accrued liabilities	92,591	118,983
Total Liabilities	2,883,062	2,927,829

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 14,027,939 shares issued and outstanding	14,028	14,028
Additional paid-in capital	2,779,105	2,779,105
Accumulated deficit	(1,432,359)	(1,449,491)
Total Stockholders’ Equity	1,360,774	1,343,642
Total Liabilities and Stockholders’ Equity	$4,243,836	$4,271,471

 See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2016 and 2015

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$169,121	$155,883	$337,994	$288,687
Interest income from real estate loans receivable	2,139	—	2,139	—
Total revenues	171,260	155,883	340,133	288,687

Operating Expenses:
Property expenses	39,243	22,246	63,699	77,949
General and administrative expenses	40,281	88,470	58,378	161,978
Depreciation expense	29,038	24,510	58,076	44,673
Total operating expenses	108,562	135,226	180,153	284,600
Operating income	62,698	20,657	159,980	4,087

Interest expense, net - related party	(68,125)	(59,804)	(136,250)	(104,804)
Interest expense, net	(2,892)	(3,271)	(6,598)	(5,730)

Income (loss) before income taxes	(8,319)	(42,418)	17,132	(106,447)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$(8,319)	$(42,418)	$17,132	$(106,447)

Basic and diluted net earnings (loss) per common share:
Weighted average shares outstanding	14,027,939	13,912,690	14,027,939	13,899,034
Net earnings (loss) per common share	$(0.001)	$(0.003)	$0.001	$(0.008)

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flow from operating activities:
Net income (loss)	$17,132	$(106,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	58,076	44,673
Stock-based compensation	—	81,250
Deferred rental income	(21,648)	(22,233)
Amortization of deferred leasing and debt costs	20,554	19,408
Changes in operating assets and liabilities:
Deferred leasing costs	—	17,510
Prepaid and other assets	294	55,365
Security deposits	(25,035)	(6,842)
Accounts payable and accrued liabilities	(26,392)	(126,598)
Net Cash Provided by (Used in) Operating Activities	22,981	(43,914)

Cash flow from investing activities:
Acquisition of real estate property	—	(895,143)
Investment in real estate loans receivable	(150,000)	—
Net Cash Used in Investing Activities	(150,000)	(895,143)

Cash flow from financing activities:
Proceeds from notes payable, related party	—	925,000
Payment for debt issuance costs	—	(10,634)
Net Cash Provided by Financing Activities	—	914,366

Net decrease in cash	(127,019)	(24,691)

Cash at beginning of period	303,368	175,792
Cash at end of period	$176,349	$151,101

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$136,250	$97,096

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on March 30, 2016. The results of operations for the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 5353 Joliet, LLC, MJ Havana, LLC, and MJ Sheridan, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company adopted the following accounting policy during the interim period ended June 30, 2016:

Real Estate Loans Receivable

The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves, and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan, if applicable.

Interest income on the Company’s real estate loans receivable is recognized as revenue on an accrual basis over the life of the investment using the effective interest method. Direct loan origination fees and origination or acquisition costs, if applicable, are amortized over the term of the loan as an adjustment to interest income.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In July 2015, the FASB delayed the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted after the original effective date of December 15, 2016. The Company is still evaluating the impact of adopting the new accounting guidance, but does not expect the adoption to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance with the annual and the interim period beginning January 1, 2016, and applied the standard on a retrospective basis as of December 31, 2015. As of June 30, 2016, and December 31, 2015, we had $4,697 and $11,357, respectively, of debt issuance costs associated with $2.7 million of notes payable that were reclassified from other assets to a reduction in the carrying amount of the notes payable. The adoption of this standard did not have a material impact on our financial position and did not impact our results of operations or cash flows.

Note 3 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2016, the Company generated net income of $17,132. As of June 30, 2016, the Company had an accumulated deficit of $1,432,359 and a working capital deficit of $2,485,443, consisting of cash and prepaid expenses of $182,148 and a loan receivable of $150,000 less promissory notes for $2,725,000 due within the next twelve months and accounts payable and accrued liabilities of $92,591. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 — Real Estate Loans Receivable

In May 2016, the Company invested $150,000 in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The mortgage is held by Chemtov Mortgage Group (“CMG”), an entity wholly-owned by the Company’s co-CEO, Shawn Chemtov. The Company did not incur any loan origination fees or any other costs associated with the mortgage investment.

The promissory note bears interest at 12% per annum and provides for cash interest payments on a monthly basis, commencing on July 1, 2016. The outstanding principal amount and any unpaid interest are due on May 19, 2017.

During the three and six months ended June 30, 2016, the Company recorded $2,139 of revenue generated by interest income from the $150,000 real estate loan receivable.

Note 5 — Real Estate Property Acquisitions

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

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matured on June 1, 2016. The Company is currently in the process of refinancing or extending the due date of the promissory note. In the interim, the Company continues paying the monthly interest payments. The Company has guaranteed the promissory note and has pledged its ownership interest in 5353 Joliet LLC, and as such its fee-simple ownership interest in the property as security for the promissory note.

For the six months ended June 30, 2016 and 2015, the Company recorded $90,000 and $90,000, respectively, of interest expense related to the promissory note.

In September 2014, the Company entered into a lease agreement contingent upon the lessee obtaining city and state licenses and permits for its intended operations at the premises. The contingencies were met by the lessee, and the lease agreement became effective December 1, 2014. The lease agreement is for a term of seven years. Insurance and real property taxes shall be paid by the Company and, subsequently, charged to the lessee as additional rent based on the actual expenses incurred - see Note 6 below for additional lease details.

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

Prior to closing on the property acquisition, the Company had pre-negotiated a 10-year lease agreement with a third-party, a licensed marijuana dispensary company serving both medical and adult (21+) customers in Colorado. Once the closing of the property was completed with the seller, the pre-negotiated lease was executed in September 2014 with the third-party. Pursuant to the terms of the lease agreement, the Company agreed to contribute $150,000 to improvements to the property - see Note 6 below for additional lease details. As of June 30, 2016, the Company had paid $146,026 towards the tenant’s building improvements.

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

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2017. The promissory note is collateralized with the Company’s ownership interest in the newly acquired property and its previously acquired property located at 503 Havana Street in Aurora, Colorado. The promissory note does not restrict the Company’s ability to incur future indebtedness. For the six months ended June 30, 2016 and 2015, the Company recorded $46,250 and $14,804, respectively, of interest expense related to the promissory note.

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

A summary of real estate property at June 30, 2016, is as follows:

	Estimated	June 30,
	Life	2016
Buildings	30 years	$2,995,167
Improvements	9-10 years	146,026
Land	Not depreciated	747,389
Computer equipment and software	3 years	2,000
Total real estate property		3,890,582
Less: Accumulated depreciation		(198,775)
Real estate property, net		$3,691,807

Note 6 — Operating Leases

The Company generates revenues by leasing its acquired real estate properties through operating leasing arrangements. A summary of revenues generated from our rental properties for the three and six months ended June 30, 2016 and 2015, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Rental payments	$142,939	$129,270	$285,052	$240,524
Reimbursed operating expenses	15,647	14,177	31,294	25,930
Deferred rent revenue	10,535	12,436	21,648	22,233
Total revenues from rental properties	$169,121	$155,883	$337,994	$288,687

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

Future minimum rental payments, excluding the reimbursement of specified operating expenses, for non-cancelable operating lease agreements are as follows as of June 30, 2016:

2016	$288,294
2017	588,457
2018	602,886
2019	617,681
2020	632,857
Thereafter	1,489,861
Total minimal rental payments	$4,220,036

Note 7 — Related Party Transactions

During the six months ended June 30, 2016 and 2015, the Company paid $136,250 and $97,096, respectively, for interest due pursuant to $2,725,000 of promissory notes held by CMG, wholly-owned by the Company’s co-CEO and shareholder, Shawn Chemtov - see Note 5 above for additional details regarding the promissory notes held by a related party.

During the six months ended June 30, 2016, the Company invested $150,000 in a promissory note held by CMG - see Note 4 above for additional details regarding this investment.

Note 8 — Stock Based Compensation

Warrants

A summary of warrants issued, exercised and expired during the six months ended June 30, 2016, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2016	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2016	166,665	$5.88

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

Note 9 — Income Taxes

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

The Company did not incur any federal or state income tax expense or benefit for the six months ended June 30, 2016 and 2015. As of December 31, 2015, the Company had net operating losses of approximately $684,000 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The taxable income generated as a result of the Company’s net income of $17,132 for the six months ended June 30, 2016, was completely offset by the available net operating loss carryforwards for federal and state income tax purposes. Based on the expected taxable income for the year ending December 31, 2016, the Company does not expect to incur alternative minimum tax on its net alternative minimum taxable income for the year. The net operating loss carryforwards expire in various years through 2035. All of the federal and state net operating losses incurred prior to 2014 are subject to 100 percent limitation under the provisions of Internal Revenue Code section 382 due to an ownership change and the continuity of business requirement.

Note 10 — Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income or net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the treasury stock method and reflects the potential dilution that could occur if warrants were exercised and were not anti-dilutive.

For the three and six months ended June 30, 2016 and 2015, basic and diluted earnings (loss) per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants as of June 30, 2016 and 2015, to purchase 166,665 shares of common stock that were not included in the calculations of diluted income per share because the impact would have been anti-dilutive for each of the periods presented.

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

Business Overview

MJ Holdings owns and leases real estate zoned for legalized marijuana operations to licensed marijuana operators. We also invest in real estate-related investments, not necessarily related to the marijuana industry. In addition to our portfolio of income producing real estate and real estate-related investments, MJ Holdings owns, operates and is developing a portfolio of business units related to the regulated marijuana industry, including internet websites and mobile apps.

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

Deferred leasing costs charged to property expenses for the six months ended June 30, 2016 and 2015, were $13,894 and $13,678, respectively. As of June 30, 2016, $143,569 of deferred leasing costs are included on the Balance Sheet as a deferred asset.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and charged to interest expense over the term of the loan.

Debt issuance costs charged to interest expense for the six months ended June, 2016 and 2015, were $6,660 and $5,731, respectively. As of June 30, 2016, $4,697 of debt issuance costs are included on the Balance Sheet as a reduction in the carrying amount of notes payable to a related party.

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

Real Estate Loans Receivable

The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves, and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance, net of unamortized acquisition premiums or discounts and unamortized costs and fees directly associated with the origination or acquisition of the loan, if applicable.

Revenue Recognition

Before revenue can be recognized, four basic criteria must be met: persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

The Company’s revenues include rental income generated by leasing acquired real estate properties to licensed marijuana operators. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual fixed increases in rent. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.

The Company generates revenues through interest income earned on investments in real estate loans receivable, such as mortgages. Interest income is recognized as revenue on an accrual basis over the life of the investment using the effective interest method. Direct loan origination fees and origination or acquisition costs, if applicable, are amortized over the term of the loan as an adjustment to interest income.

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

Results of Operations For the Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Revenue

Revenue for the three and six months ended June 30, 2016, was $171,260 and $340,133, respectively, compared with revenue of $155,883 and $288,687,respectively, for the three and six months ended June 30, 2015. Revenues for the three and six months ended June 30, 2016 and 2015, were generated as a result of rental income from operating leases for three real estate properties and interest income from an investment in a real estate loan receivable. Revenue increased by $15,377 and $51,446, respectively, for the three and six months ended June 30, 2016, compared with revenue for three and six months ended June 30, 2015, primarily as a result of rental income generated by the third real estate property acquired in May 2015.

Certain property expenses are reimbursable to the Company through our existing leasing arrangements. During the three and six months ended June 30, 2016, the Company recorded $15,647 and $31,294, respectively, of revenue pursuant to operating lease agreements to offset a portion of the property expenses incurred during the respective periods compared with $14,177 and $25,930, respectively, of revenue recorded during the three and six month ended June 30, 2015, to offset a portion of the property expenses incurred during the respective periods.

Operating Expenses

Property expenses consist of those costs associated with acquiring and leasing real estate properties. These expenses include costs for commissions, appraisals, real property taxes, insurance, repairs and maintenance. For the three and six months ended June 30, 2016, we incurred property expenses of $39,243 and $63,699, respectively, compared with $ 22,246 and $77,949, respectively, for the three and six months ended June 30, 2015.

The increase of $16,997 in property expenses for the three months ended June 30, 2016, compared with the three months ended June 30, 2015, was primarily attributed to increases in real property taxes and insurance during the three months ended June 30, 2016.

The decrease of $14,250 in property expenses for the six months ended June 30, 2016, compared with the six months ended June 30, 2015, was primarily attributed to a decrease in costs for repairs and maintenance, partially offset by increases in costs for real property taxes and insurance during the six months ended June 30, 2016.

General and administrative expenses for the three and six months ended June 30, 2016, were $40,281 and $58,378, respectively, compared with general and administrative expenses of $88,470 and $161,978, respectively, during the three and six months ended June 30, 2015.

The decreases of $48,189 and $103,600, respectively, in general and administrative expenses for the three and six months ended June 30, 2016, was primarily attributed to decreases in consulting fees and legal fees, of which $61,250 and $81,250, respectively, was for non-cash stock-based compensation for consulting services during the three and six months ended June 30, 2015, which were partially offset by an increase in travel related expenses during the three and six months ended June 30, 2016.

Depreciation expense for the three and six months ended June 30, 2016, was $29,038 and $58,076, respectively, compared with depreciation expense of $24,510 and $44,673, respectively, for the three and six months ended June 30, 2015. The increases in depreciation expense for the three and six months ended June 30, 2016, were primarily associated with depreciation of the third real estate property acquired in May 2015.

Other Expenses

Interest expense for the three months ended June 30, 2016, increased by $7,942 to $71,017 compared with interest expense of $63,075 for the three months ended June 30, 2015. Interest expense for the six months ended June 30, 2016, increased by $32,314 to $142,848 compared with interest expense of $110,534 for the six months ended June 30, 2015. The increases in interest expense for the three and six months ended June 30, 2016, were due to interest expense incurred on a $925,000 promissory note used to fund a real estate property acquisition in May 2015.

We had a net loss of $8,319, or a basic and diluted loss per share of $0.001, for the three months ended June 30, 2016, compared with a net loss of $42,418, or a basic and diluted loss per share of $0.003, for the three months ended June 30, 2015. We had net income of $17,132, or a basic and diluted earnings per share of $0.001, for the six months ended June 30, 2016, compared with a net loss of $106,447, or a basic and diluted loss per share of $0.008, for the six months ended June 30, 2015.

The reduction of $34,099 in net loss for the three months ended June 30, 2016, and the increase in earnings of $123,579 during the six months ended June 30, 2016, were due to the increases in revenues and the decreases in operating expenses described above, partially offset by the increases in interest expense associated with the additional debt to acquire our third real estate property acquisition in May 2015.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015
Cash Flows:
Net cash provided by (used in) operating activities	$22,981	$(43,914)
Net cash used in investing activities	(150,000)	(895,143)
Net cash provided by financing activities	—	914,366

Net decrease in cash	(127,019)	(24,691)
Cash at beginning of period	303,368	175,792

Cash at end of period	$176,349	$151,101

The Company had cash of $176,349 at June 30, 2016, compared with cash of $303,368 at December 31, 2015, a decrease of $127,019. The decrease in cash during the six months ended June 30, 2016, was attributed to a $150,000 investment in a real estate mortgage, partially offset by cash generated by operating activities of $22,981.

Operating Activities

We had net cash provided by operating activities of $22,981 for the six months ended June 30, 2016, which consisted of net income of $17,132, non-cash charges of $56,982, and a decrease of $294 in prepaid and other assets; partially offset by a decrease of $25,035 in security deposits, which was used for rental income during the period, and a decrease of $26,392 in accounts payable and accrued liabilities.

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

Investing Activities

During the six months ended June 30, 2016, we invested $150,000 in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The promissory note bears interest at 12% per annum and provides for cash interest payments on a monthly basis, commencing on July 1, 2016.

During the six months ended June 30, 2015, we purchased a 3,828 square feet retail building in Denver, Colorado for $771,750. In addition, pursuant to the terms of the lease agreement for the real estate property located in Aurora, Colorado, the Company agreed to contribute $150,000 to improvements to the property. For the six months ended June 30, 2015, we incurred $123,393 for building improvements to the property in Aurora, Colorado. As of June 30, 2016, the Company had paid $146,026 of the $150,000 towards the improvements to the property.

Financing Activities

There were no financing activities for the six months ended June 30, 2016.

We had $914,366 in net cash provided by financing activities for the six months ended June 30, 2015, which consisted of proceeds of $925,000 from the issuance of a promissory note, partially offset by debt issuance costs of $10,634.

Although we can provide no assurances, we believe our cash on hand, coupled with revenues generated by rental and interest income from our real estate investments and our ability to refinance our equity in the real estate we own, will provide sufficient liquidity and capital resources to fund our business for the next twelve months. In the event we experience liquidity and capital resources constraints because of unanticipated operating losses, we may need to raise additional capital in the form of equity and/or debt financing. If such additional capital is not available on terms acceptable to us or at all then we may need to curtail our operations and/or take additional measures to conserve and manage our liquidity and capital resources, any of which would have a material adverse effect on our business, results of operations and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three and six months ended June 30, 2016,, had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MJ HOLDINGS, INC.

Date: August 5, 2016	By:	/s/	Adam Laufer
Adam Laufer
Co-Chief Executive Officer (co-Principal Executive Officer )

MJ HOLDINGS, INC.

Date: August 5, 2016	By:	/s/	Shawn Chemtov
Shawn Chemtov
Co-Chief Executive Officer and Chief Financial Officer (co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )