Form 10-Q
period 2016-09-30
MJ Holdings, Inc.
filed 2016-11-14
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2016
Common Stock, $0.001	14,027,939

MJ HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MJ HOLDINGS, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Real estate property:
Land	$747,389	$747,389
Buildings and improvements	3,145,167	3,141,193
Computer equipment and software	2,000	2,000
	3,894,556	3,890,582
Accumulated depreciation	(228,380)	(140,699)
Real estate property, net	3,666,176	3,749,883
Real estate loans receivable, net	—	—
Cash	421,760	303,368
Deferred leasing costs	136,622	157,463
Deferred rent receivable	86,557	54,664
Prepaid expenses and other assets	6,949	6,093
Total Assets	$4,318,064	$4,271,471

Liabilities and Stockholders’ Equity
Liabilities
Notes payable - related party, net of unamortized debt issuance costs of $3,416 and $11,357, respectively	$2,721,584	$2,713,643
Security deposits	70,168	95,203
Accounts payable and accrued liabilities	116,750	118,983
Total Liabilities	2,908,502	2,927,829

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 14,027,939 shares issued and outstanding	14,028	14,028
Additional paid-in capital	2,779,105	2,779,105
Accumulated deficit	(1,383,571)	(1,449,491)
Total Stockholders’ Equity	1,409,562	1,343,642
Total Liabilities and Stockholders’ Equity	$4,318,064	$4,271,471

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2016 and 2015

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$181,498	$169,879	$519,492	$458,566
Interest income from real estate loans receivable	6,900	—	9,039	—
Total revenues	188,398	169,879	528,531	458,566

Operating Expenses:
Property expenses	31,278	23,032	94,977	100,981
General and administrative expenses	9,348	69,526	67,726	231,504
Depreciation expense	29,605	28,871	87,681	73,544
Total operating expenses	70,231	121,429	250,384	406,029
Operating income	118,167	48,450	278,147	52,537

Interest expense, net - related party	(68,125))	(68,125)	(204,375)	(172,929)
Interest expense, net	(1,254)	(3,718)	(7,852)	(9,448)

Income (loss) before income taxes	48,788	(23,393)	65,920	(129,840)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$48,788	$(23,393)	$65,920	$(129,840)

Basic and diluted net earnings (loss) per common share:
Weighted average shares outstanding	14,027,939	14,006,419	14,027,939	13,935,222
Net earnings (loss) per common share	$0.003	$(0.002)	$0.005	$(0.009)

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities:
Net income (loss)	$65,920	$(129,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	87,681	73,544
Stock-based compensation	—	139,134
Deferred rental income	(31,893)	(36,271)
Amortization of deferred leasing and debt costs	28,782	30,095
Changes in operating assets and liabilities:
Deferred leasing costs	—	17,511
Prepaid and other assets	(856)	50,222
Security deposits	(25,035)	(6,842)
Accounts payable and accrued liabilities	(2,233)	(119,274)
Net Cash Provided by Operating Activities	122,366	18,279

Cash flow from investing activities:
Acquisition of real estate property and building improvements	(3,974)	(895,143)
Investment in real estate loans receivable	(150,000)	—
Repayment of investment in real estate loans receivable	150,000	—
Net Cash Used in Investing Activities	(3,974)	(895,143)

Cash flow from financing activities:
Proceeds from notes payable, related party	—	925,000
Payment for debt issuance costs	—	(10,634)
Net Cash Provided by Financing Activities	—	914,366

Net increase in cash	118,392	37,502

Cash at beginning of period	303,368	175,792
Cash at end of period	$421,760	$213,294

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$204,375	$165,221

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that was filed with the SEC on March 30, 2016. The results of operations for the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 5353 Joliet, LLC, MJ Havana, LLC, and MJ Sheridan, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company adopted the following accounting policy during the nine months ended September 30, 2016:

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance with the annual and the interim period beginning January 1, 2016, and applied the standard on a retrospective basis as of December 31, 2015. As of September 30, 2016, and December 31, 2015, we had $3,416 and $11,357, respectively, of debt issuance costs associated with $2.7 million of notes payable that were reclassified from other assets to a reduction in the carrying amount of the notes payable. The adoption of this standard did not have a material impact on our financial position and did not impact our results of operations or cash flows.

Note 3 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2016, the Company generated net income of $65,920. As of September 30, 2016, the Company had an accumulated deficit of $1,383,571 and a working capital deficit of $2,413,041, consisting of cash and prepaid expenses of $428,709 less promissory notes for $2,725,000 due within the next twelve months and accounts payable and accrued liabilities of $116,750. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 — Real Estate Loans Receivable

In May 2016, the Company invested $150,000 in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The mortgage was held by Chemtov Mortgage Group (“CMG”), an entity wholly-owned by the Company’s co-CEO, Shawn Chemtov. The Company did not incur any loan origination fees or any other costs associated with the mortgage investment.

The promissory note paid interest at 12% per annum and provided for cash interest payments on a monthly basis, commencing on July 1, 2016. The outstanding principal amount and any unpaid interest were due on May 19, 2017. The promissory note contained a prepayment charge equal to six months of interest on the prepaid amount less interest paid to the date of such prepayment.

In September 2016, the promissory note was repaid in full, including $3,600 of additional interest as a result of the prepayment. During the three and nine months ended September 30, 2016, the Company recorded $6,900 and $9,039, respectively, of revenue generated by interest income from the $150,000 real estate loan receivable.

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

For the nine months ended September 30, 2016 and 2015, the Company recorded $135,000 and $135,000, respectively, of interest expense related to the promissory note.

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

Prior to closing on the property acquisition, the Company had pre-negotiated a 10-year lease agreement with a third-party, a licensed marijuana dispensary company serving both medical and adult (21+) customers in Colorado. Once the closing of the property was completed with the seller, the pre-negotiated lease was executed in September 2014 with the third-party. Pursuant to the terms of the lease agreement, the Company agreed to contribute $150,000 to improvements to the property - see Note 6 below for additional lease details. As of September 30, 2016, the Company had paid $150,000 towards the tenant’s building improvements.

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

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2017. The promissory note is collateralized with the Company’s ownership interest in the newly acquired property and its previously acquired property located at 503 Havana Street in Aurora, Colorado. The promissory note does not restrict the Company’s ability to incur future indebtedness. For the nine months ended September 30, 2016 and 2015, the Company recorded $69,375 and $37,929, respectively, of interest expense related to the promissory note.

Prior to closing on the property acquisition, the Company had pre-negotiated a 10-year lease agreement with a third-party, a licensed marijuana dispensary company serving both medical and adult (21+) customers in Colorado. Once the closing of the property was completed with the seller, the pre-negotiated lease was executed in May 2015 with the third-party - see Note 6 below for additional lease details.

A summary of real estate property at September 30, 2016, is as follows:

	Estimated	September 30,
	Life	2016
Buildings	30 years	$2,995,167
Improvements	9-10 years	150,000
Land	Not depreciated	747,389
Computer equipment and software	3 years	2,000
Total real estate property		3,894,556
Less: Accumulated depreciation		(228,380)
Real estate property, net		$3,666,176

Note 6 — Operating Leases

The Company generates revenues by leasing its acquired real estate properties through operating leasing arrangements. A summary of revenues generated from our rental properties for the three and nine months ended September 30, 2016 and 2015, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Rental payments	$144,666	$140,195	$429,718	$380,719
Reimbursed operating expenses	26,587	15,646	57,881	41,576
Deferred rent revenue	10,245	14,038	31,893	36,271
Total revenues from rental properties	$181,498	$169,879	$519,492	$458,566

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

Future minimum rental payments, excluding the reimbursement of specified operating expenses, for non-cancelable operating lease agreements are as follows as of September 30, 2016:

2016	$144,668
2017	588,457
2018	602,886
2019	617,681
2020	632,857
Thereafter	1,489,862
Total minimal rental payments	$4,076,411

Note 7 — Related Party Transactions

During the nine months ended September 30, 2016 and 2015, the Company paid $204,375 and $165,221, respectively, for interest due pursuant to $2,725,000 of promissory notes held by CMG, wholly-owned by the Company’s co-CEO and shareholder, Shawn Chemtov - see Note 5 above for additional details regarding the promissory notes held by a related party.

In May 2016, the Company invested $150,000 in a promissory note held by CMG. In September 2016, the Company received $150,000 from the repayment of the promissory note held by CMG. During the nine months ended September 30, 2016, the Company received interest payments of $9,039 pursuant to the terms of the promissory note held by CMG - see Note 4 above for additional details regarding this investment.

Note 8 — Stock Based Compensation

Warrants

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2016, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2016	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at September 30, 2016	166,665	$5.88

Common Stock

During the nine months ended September 30, 2015, the Company issued 149,417 shares of common stock for consulting services and recorded $139,134 of stock-based compensation expense for these consulting services, which has been classified as General and administrative expenses. The stock-based compensation expense was calculated based on the grant date fair value of the common stock shares issued in exchange for the consulting services.

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

The Company did not incur any federal or state income tax expense or benefit for the nine months ended September 30, 2016 and 2015. As of December 31, 2015, the Company had net operating losses of approximately $684,000 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The taxable income generated as a result of the Company’s net income of $65,920 for the nine months ended September 30, 2016, was completely offset by the available net operating loss carryforwards for federal and state income tax purposes. Based on the expected taxable income for the year ending December 31, 2016, the Company does not expect to incur alternative minimum tax on its net alternative minimum taxable income for the year. The net operating loss carryforwards expire in various years through 2035. All of the federal and state net operating losses incurred prior to 2014 are subject to 100 percent limitation under the provisions of Internal Revenue Code section 382 due to an ownership change and the continuity of business requirement.

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

For the three and nine months ended September 30, 2016 and 2015, basic and diluted earnings (loss) per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants as of September 30, 2016 and 2015, to purchase 166,665 shares of common stock that were not included in the calculations of diluted income per share because the impact would have been anti-dilutive for each of the periods presented.

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

Deferred leasing costs charged to property expenses for the nine months ended September 30, 2016 and 2015, were $20,841 and $20,624, respectively. As of September 30, 2016, $136,622 of deferred leasing costs are included on the Balance Sheet as a deferred asset.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized and charged to interest expense over the term of the loan.

Debt issuance costs charged to interest expense for the nine months ended September, 2016 and 2015, were $7,941 and $9,470, respectively. As of September 30, 2016, $3,416 of debt issuance costs are included on the Balance Sheet as a reduction in the carrying amount of notes payable to a related party.

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

Results of Operations For the Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Revenue

Revenue for the three and nine months ended September 30, 2016, was $188,398 and $528,531, respectively, compared with revenue of $169,879 and $458,566,respectively, for the three and nine months ended September 30, 2015. Revenues for the three and nine months ended September 30, 2016 and 2015, were generated as a result of rental income from operating leases for three real estate properties and interest income from an investment in a real estate loan receivable. Revenue increased by $18,519 and $69,965, respectively, for the three and nine months ended September 30, 2016, compared with revenue for three and nine months ended September 30, 2015, primarily as a result of rental income generated by the third real estate property acquired in May 2015 and increases in certain property expenses reimbursed to the Company.

Certain property expenses are reimbursable to the Company through our existing leasing arrangements. During the three and nine months ended September 30, 2016, the Company recorded $26,587 and $57,881, respectively, of revenue pursuant to operating lease agreements to offset a portion of the property expenses incurred during the respective periods compared with $15,646 and $41,576, respectively, of revenue recorded during the three and nine month ended September 30, 2015, to offset a portion of the property expenses incurred during the respective periods.

Operating Expenses

Property expenses consist of those costs associated with acquiring and leasing real estate properties. These expenses include costs for commissions, appraisals, real property taxes, insurance, repairs and maintenance. For the three and nine months ended September 30, 2016, we incurred property expenses of $31,278 and $94,977, respectively, compared with $23,032 and $100,981, respectively, for the three and nine months ended September 30, 2015.

The increase of $8,246 in property expenses for the three months ended September 30, 2016, compared with the three months ended September 30, 2015, was primarily attributed to increases in real property taxes and repairs and maintenance charges during the three months ended September 30, 2016.

The decrease of $6,004 in property expenses for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015, was primarily attributed to a decrease in costs for repairs and maintenance, partially offset by increases in costs for real property taxes during the nine months ended September 30, 2016.

General and administrative expenses for the three and nine months ended September 30, 2016, were $9,348 and $67,726, respectively, compared with general and administrative expenses of $69,526 and $231,504, respectively, during the three and nine months ended September 30, 2015.

The decreases of $60,178 and $163,778, respectively, in general and administrative expenses for the three and nine months ended September 30, 2016, were primarily attributed to decreases in consulting fees and legal fees, of which $57,884 and $139,134, respectively, was for non-cash stock-based compensation for consulting services during the three and nine months ended September 30, 2015, which were partially offset by an increase in travel related expenses during the nine months ended September 30, 2016.

Depreciation expense for the three and nine months ended September 30, 2016, was $29,605 and $87,681, respectively, compared with depreciation expense of $28,871 and $73,544, respectively, for the three and nine months ended September 30, 2015. The increases in depreciation expense for the three and nine months ended September 30, 2016, were primarily associated with depreciation of the third real estate property acquired in May 2015.

Other Expenses

Interest expense for the three months ended September 30, 2016, decreased by $2,464 to $69,379 compared with interest expense of $71,843 for the three months ended September 30, 2015. The decrease in interest expense for the three months ended September 30, 2016, was due to a decrease in the amortization of debt issuance costs charged to interest expense for the interim period.

Interest expense for the nine months ended September 30, 2016, increased by $29,850 to $212,227 compared with interest expense of $182,377 for the nine months ended September 30, 2015. The increase in interest expense for the nine months ended September 30, 2016, was primarily due to interest expense incurred on a $925,000 promissory note used to fund a real estate property acquisition in May 2015, partially offset by a decrease in the amortization of debt issuance costs.

We had net income of $48,788, or a basic and diluted income per share of $0.003, for the three months ended September 30, 2016, compared with a net loss of $23,393, or a basic and diluted loss per share of $0.002, for the three months ended September 30, 2015. We had net income of $65,920, or a basic and diluted earnings per share of $0.005, for the nine months ended September 30, 2016, compared with a net loss of $129,840, or a basic and diluted loss per share of $0.009, for the nine months ended September 30, 2015.

The increase in earnings of $72,181 for the three months ended September 30, 2016, and the increase in earnings of $195,760 during the nine months ended September 30, 2016, were due to the increases in revenues and the decreases in operating expenses described above, partially offset by the increases in interest expense associated with the additional debt to acquire our third real estate property acquisition in May 2015.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows:
Net cash provided by operating activities	$122,366	$18,279
Net cash used in investing activities	(3,974)	(895,143)
Net cash provided by financing activities	—	914,366

Net increase in cash	118,392	37,502
Cash at beginning of period	303,368	175,792

Cash at end of period	$421,760	$213,294

The Company had cash of $421,760 at September 30, 2016, compared with cash of $303,368 at December 31, 2015, an increase of $118,392. The increase in cash during the nine months ended September 30, 2016, was attributed to cash generated by operating activities of $122,366, partially offset by cash used for building improvements.

Operating Activities

We had net cash provided by operating activities of $122,366 for the nine months ended September 30, 2016, which consisted of net income of $65,920 and non-cash charges of $84,570; partially offset by a decrease of $25,035 in security deposits, which was used for rental income during the period, a decrease of $2,233 in accounts payable and accrued liabilities, and an increase of $856 in prepaid and other assets.

We had net cash provided by operating activities of $18,279 for the nine months ended September 30, 2015, which consisted of non-cash charges of $206,502, a decrease in prepaid and other assets of $50,222, and a decrease in deferred leasing costs of $17,511; partially offset by a decrease of $119,274 in accounts payable and accrued liabilities, a net loss of $129,840, and a decrease in security deposits of $6,842.

Investing Activities

Pursuant to the terms of the lease agreement for the real estate property located in Aurora, Colorado, the Company agreed to contribute $150,000 to improvements to the property. During the nine months ended September 30, 2016, we paid $3,974 for building improvements to the property in Aurora, Colorado. As of September 30, 2016, the Company had paid $150,000 towards the improvements to the property in Aurora, Colorado.

During the nine months ended September 30, 2015, we purchased a 3,828 square feet retail building in Denver, Colorado for $771,750. In addition, we paid $123,393 for building improvements to property in Aurora, Colorado.

Financing Activities

There were no financing activities for the nine months ended September 30, 2016.

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

Inflation and Changing Prices

Neither inflation or changing prices for the three and nine months ended September 30, 2016, had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MJ HOLDINGS, INC.

Date: November 14, 2016	By:	/s/ Adam Laufer
Adam Laufer
Co-Chief Executive Officer (co-Principal Executive Officer )

MJ HOLDINGS, INC.

Date: November 14, 2016	By:	/s/ Shawn Chemtov
Shawn Chemtov
Co-Chief Executive Officer and Chief Financial Officer (co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )