Form 10-K
period 2016-12-31
MJ Holdings, Inc.
filed 2017-03-30
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2016, was $2,108,844.

The number of shares outstanding of the issuer’s Common Stock as of March 20, 2017, was 12,227,939.

MJ HOLDINGS, INC.
TABLE OF CONTENTS

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “MJ Holdings, Inc.” “MJ Holdings,” “we,” “us,” “our” and the Company refer to MJ Holdings, Inc., formerly Securitas EDGAR Fiilngs, Inc.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and in our subsequent filings with the SEC. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our stockholders.

PART I

Item 1. Business

Company Background

MJ Holdings, Inc. was originally incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Until February 2014, we operated as an EDGAR filing agent, wherein we assisted companies in preparing and filing periodic reports with the United States Securities and Exchange Commission (“SEC”) on the EDGAR, (electronic data gathering analysis retrieval) platform. On February 14, 2014, we amended and restated our Articles of Incorporation and changed our business model.

All references to “MJ Holdings” the “Company,” “we,” “our” or “us” in this report are to MJ Holdings, Inc.

MJ Holdings owned and leased real estate to licensed operators in the regulated cannabis industry. Additionally, we are developing desktop and mobile social, meet-up and health and wellness applications. We have been able to charge rents at a premium to current market rents as certain landlords have been resistant to lease to marijuana operators due to its legal status under federal law.

To date, we have financed our real estate acquisitions through the issuance of debt and equity.

Divestiture of Our Real Estate Business

On November 22, 2016, in connection with a plan to divest ourselves of our real estate business, we submitted to our shareholders an offer to exchange (the “Exchange Offer”) our common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly formed LLC formed for the sole purpose of effecting the Exchange Offer. Subsequent to the completion of the Exchange Offer, which closed on January 10, 2017, MJRE will serve as a holding company for the real estate assets and business previously owned by MJ Holdings. Shareholders who participated in the Exchange Offer received one MJRE common unit for each share of MJ Holdings common stock accepted in the Exchange Offer.

On January 10, 2017, the Company accepted for exchange 1,800,000 shares of the Company’s common stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company holds ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

The MJ Real Estate Partners separation is due to our inability to scale and expand our real estate business as previously planned and our intention to engage in business opportunities where we believe we have greater growth opportunities to which capital will be more readily available.

Our Digital Assets

We operate and are developing mobile and computer based applications focused on providing cannabis for medical use content and educational materials to licensed medical professionals, in addition to matching patients with medical professionals who are familiar with the therapeutic effects and indications of cannabinoids and making social connections by and between cannabis users.

Our goal is to:

•	create a general awareness of the use of cannabis for therapeutic purposes,

•	provide educational materials to medical professionals related to the indication of cannabis as a therapeutic option for patients,

•	provide meaningful information to persons who suffer from medical conditions of the possibility that cannabis products may be used with positive effect, and;

•	easily match medical doctors and patients together in a efficient and seamless way, and thereby creating a better healthcare experience.

Revenue

We have not generated any revenue from our digital assets and do not anticipate generating revenues in the next six to nine months. Our goal is to develop a “freemium” based business model, where we offer our services for free in an effort to build and develop a user-base. We expect to generate revenues in the future through advertising and by marketing premium products and services to our growing user-base.

Sales and marketing

We expect to attract the majority of our users through word-of-mouth, search engine, social media and other free channels. We believe that by aggregating compelling content we can generate traffic to our websites. We further believe that if we are successful in recruiting medical professionals as advisors who will promote the use of cannabis for medical use, we can build public awareness and drive engagement.

Competition

The medical information and content industry is extremely competitive. We compete with mainstream companies as well as a number of other companies that are directing their efforts to the cannabis space. In addition to other online brands, we compete indirectly with offline services, such as in-person caregivers in addition to internet forums and social media platforms.

We believe that our ability to compete successfully will depend primarily upon the following factors:

•	our ability to increase create compelling content;

•	our ability to build trust of our content among medical professionals;

•	the breadth and depth of our content relative to those of our competitors;

•	our ability to build a user-base of medical professionals, together with our ability to build a user-base of users seeking to use cannabis for therapeutic purposes;

•	our ability to efficiently acquire new users for our products;

•	our ability to continue to monetization our content, products and services; and

•	the ease of use of our products and design and functionality of our products.

Intellectual property

We don’t own any intellectual property, other than common law rights to our logo and trade dress. As we develop our business and products, we expect our intellectual property rights, including trademarks, domain names and other intellectual property, will be critical to our success.

Government regulation

We are subject to foreign and domestic laws and regulations that affect companies conducting business on the internet, generally, including laws relating to the liability of providers of online services for their operations and the activities of their users. As a result, we could be subject to actions based on negligence, various torts and trademark and copyright infringement, among other actions.

Because we receive, store and use information received from or generated by our users, we are also impacted by laws and regulations governing privacy, the storage, sharing, use, processing, disclosure and protection of personal data and data breaches,

Employees

As of December 31, 2016, we had no employees.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following table provides certain summary information about our real estate properties held for disposition as of December 31, 2016:

Property	Year Built / (Renovated)	Zoning	Date of Purchase	Building Square Feet	Land Area	Lease Expiration Date	Monthly Rental Income as of December 31, 2016 (1)
5353 Joliet Street Denver, Colorado	1980 / (2014)	Industrial	6/19/2014	22,144	1.41 acres	8/31/2021	$30,746
503 Havana Street Aurora, Colorado	1967 / (2007)	Retail	9/24/2014	1,255	0.54 acres	9/30/2024	$14,827
1126 S. Sheridan Blvd Denver, Colorado	1973 / (2015)	Retail	5/4/2015	3,828	0.41 acres	4/30/2025	$12,405

(1)	Monthly rental income is straight-line rental income over the lease term, including the reimbursement of certain operating expenses, in effect as of December 31, 2016

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

 Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol MJNE. The following table sets forth the high and low closing bid prices of our common stock for the quarterly periods for the years ended December 31, 2016 and 2015. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	0.62	0.62	3.00	0.88
Second Quarter	1.00	0.65	2.00	0.55
Third Quarter	1.00	0.635	2.00	0.50
Fourth Quarter	3.50	0.53	2.00	0.50

Holders

As of March 15, 2016, there were 13 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in “street” name.

Dividends

We did not pay any cash dividends on our common stock during 2016 or 2015 and have no intention of doing so in the foreseeable future. We intend to retain any earnings for use in our operations and the expansion of our business. Any future determination to declare and pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, liquidity, capital requirements, general business conditions, any contractual restriction on the payment of dividends and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Overview and Plan of Operation

MJ Holdings, Inc. was originally incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada and until February 2014, we operated as an EDGAR filing agent, wherein we assisted companies in preparing and filing periodic reports with the United States Securities and Exchange Commission (“SEC”) on the EDGAR, (electronic data gathering analysis retrieval) platform. On February 14, 2014, we amended and restated our Articles of Incorporation and changed our business model. Our fiscal year is a calendar year ending December 31.

Our principal executive offices are located at 4141 NE 2nd Avenue Suite 204A, Miami, Florida 33137, and our telephone number is (305) 455-1800.

Divestiture of Our Real Estate Business

On November 22, 2016, in connection with a plan to divest ourselves of our real estate business, we submitted to our shareholders an offer to exchange (the “Exchange Offer”) our common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly formed LLC formed for the sole purpose of effecting the Exchange Offer. Subsequent to the completion of the Exchange Offer, which closed on January 10, 2017, MJRE will serve as a holding company for the real estate assets and business previously owned by MJ Holdings. Shareholders who participated in the Exchange Offer received one MJRE common unit for each share of MJ Holdings common stock accepted in the Exchange Offer.

On January 10, 2017, the Company accepted for exchange 1,800,000 shares of the Company’s common stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company holds ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

The MJ Real Estate Partners separation is due to our inability to scale and expand our real estate business as previously planned and our intention to engage in business opportunities where we believe we have greater growth opportunities to which capital will be more readily available.

How We Plan to Generate Revenue

Our Digital Assets

We operate and are developing mobile and computer based applications focused on:

•	providing cannabis for medical use content and educational materials to licensed medical professionals,

•	matching patients with medical professionals who are familiar with the therapeutic effects and indications of cannabinoids and;

•	making social connections by and between cannabis users.

We have not generated any revenue from our digital assets and do not anticipate generating revenues in the next six to nine months. Our goal is to develop a “freemium” based business model, where we offer our services for free in an effort to build and develop a user-base. We expect to generate revenues in the future through advertising and by marketing premium products and services to our growing user-base.

As of December 31, 2016, we had acquired three real estate properties in Colorado that are leased to state licensed marijuana operators and generated $57,978 in monthly rental income. The following table provides certain summary information about our real estate properties held for disposition as of December 31, 2016:

Property	Year Built / (Renovated)	Zoning	Date of Purchase	Building Square Feet	Land Area	Lease Expiration Date	Monthly Rental Income(1)
5353 Joliet Street Denver, Colorado	1980 / (2014)	Industrial	6/19/2014	22,144	1.41 acres	8/31/2021	$30,746
503 Havana Street Aurora, Colorado	1967 / (2007)	Retail	9/24/2014	1,255	0.54 acres	9/30/2024	14,827
1126 S. Sheridan Blvd Denver, Colorado	1973 / (2015)	Retail	5/4/2015	3,828	0.41 acres	4/30/2025	$12,405
							$57,978

(1)	Monthly rental income is straight-line rental income over the lease term, including the reimbursement of certain operating expenses, in effect as of December 31, 2016

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

Results of Operations For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

Revenue for the year ended December 31, 2016, was $9,039 compared with revenue of $0 for the year ended December 31, 2015. Revenue for 2016 was generated as a result of interest income from a $150,000 investment in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The promissory note paid interest at 12% per annum and provided for cash interest payments on a monthly basis, commencing on July 1, 2016. The outstanding principal amount and any unpaid interest were due on May 19, 2017. The promissory note contained a prepayment charge equal to six months of interest on the prepaid amount less interest paid to the date of such prepayment. In September 2016, the promissory note was repaid in full, including $3,600 of additional interest as a result of the prepayment.

Operating Expenses

General and administrative expenses for the year ended December 31, 2016, decreased by $164,718 to $92,600 compared with general and administrative expenses of $257,318 for the year ended December 31, 2015. The decrease in general and administrative expenses during 2016 was primarily attributed to a reduction in professional fees, legal fees, and consulting services, of which $139,134 was associated with non-cash stock-based compensation for consulting services in 2015.

Loss from Continuing Operations

We had a loss from continuing operations of $84,133, or a basic and diluted loss per share from continuing operations of less than $0.01, for the year ended December 31, 2016, compared with a net loss of $257,376, or a basic and diluted loss per share from continuing operations of $0.02, for the year ended December 31, 2015. The decrease of $173,243 in the loss from continuing operations for 2016 compared with 2015 was primarily driven by the decrease in operating expenses of $164,162, specifically the decreases in professional and consulting fees discussed above, and the increase in revenues of $9,039 related to the $150,000 investment in a real estate loan.

Discontinued Operations

As of December 31, 2016, the real estate properties and corresponding assets and liabilities included in the Exchange Offer qualified as assets held for disposition, and the results of operations to be reported as discontinued operations for the current and prior periods presented.

The following is a summary of the results of operations reported as discontinued operations for the years ended December 31, 2016 and 2015:

	2016	2015

Rental income	$697,997	$625,864

Operating expenses:
Property expenses	121,434	123,589
Depreciation expense	116,159	102,415
Total operating expenses	237,593	226,004

Operating income	460,404	399,860

Interest expense, net - related party	(272,500)	(241,055)
Interest expense, net	(9,222)	(13,210)

Income before income taxes	178,682	145,595

Provision for income taxes	—	—

Income from discontinued operations, net of tax	$178,682	$145,595

Revenues for the year ended December 31, 2016, increased by $72,133 to $697,9997 compared with revenue of $625,864 for the year ended December 31, 2015. Revenues from discontinued operations were generated as a result of rental income from operating leases on three real estate properties held for disposition as of December 31, 2016. The increase in revenue for 2016 was primarily the result of rental income generated by our third real estate property acquired in May 2015 and increases in certain property expenses reimbursed to the Company.

Certain property expenses are reimbursable to the Company through our existing leasing arrangements. During the year ended December 31, 2016, the Company recorded $79,976 of revenue pursuant to operating lease agreements to offset a portion of the property expenses incurred during the respective periods compared with $57,223 of revenue recorded during the year ended December 31, 2015, to offset a portion of the property expenses incurred during the respective periods.

Property expenses consist of those costs associated with acquiring and leasing real estate properties held for disposition. These expenses include costs for commissions, appraisals, real property taxes, insurance, repairs and maintenance. For the year ended December 31, 2016, we incurred property expenses of $121,434 compared with $123,589 for the year ended December 31, 2015. The decrease of $2,155 in property expenses for 2016 was primarily attributed to a decrease of $33,281 for property repairs and utility fees, partially offset by an increase of $31,142 in costs for real property taxes during 2016.

Depreciation expense recorded for real estate properties held for disposition was $116,159 for the year ended December 31, 2016, compared with depreciation expense of $102,415 for the year ended December 31, 2015. The increase in depreciation expense for 2016 was primarily associated with a full year of depreciation recorded for the third real estate property acquired in May 2015.

Other Expenses

Interest expense paid to related party, associated with promissory notes held on certain real estate properties held for disposition, for the year ended December 31, 2016, increased by $31,445 to $272,500 compared with interest expense of $241,055 for the year ended December 31, 2015. The increase in interest expense for 2016 was due to a full year of interest expense incurred on a $925,000 promissory note used to fund a real estate property acquisition in May 2015.

Interest expense associated with the amortization of debt issuance costs decreased by $3,988 to $9,222 compared with interest expense of $13,210 for the year ended December 31, 2015. As of December 31, 2016, $2,135 of debt issuance costs are included on the Balance Sheet, netted against outstanding notes payables, within current liabilities held for disposition.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended December 31, 2016 and 2015:

	2016	2015
Cash Flows:

Operating Activities:
Continuing operations	$(82,859)	$(103,472)
Discontinued operations	247,238	213,825
Net cash provided by (used in) operating activities	164,379	110,353

Investing Activities:
Continuing operations	—	(2,000)
Discontinued operations	(3,974)	(895,143)
Net cash used in investing activities	(3,974)	(897,143)

Net cash provided by financing activities	—	914,366

Net increase in cash	160,405	127,576
Cash at beginning of period	303,368	175,792

Cash at end of period	$463,773	$303,368

The Company had cash of $463,773 at December 31, 2016, compared with cash of $303,368 at December 31, 2015, an increase of $160,405. The increase in cash during 2016 was attributed to cash generated from operating activities of $164,379, partially offset by $3,974 of cash used for building improvements on one of the real estate properties held for disposition.

Operating Activities

Continuing Operations

We had net cash used in operating activities for continuing operations of $82,859 for the year ended December 31, 2016, which consisted of a net loss from continuing operations of $84,133, offset by depreciation of $667 and an increase in accounts payable and accrued liabilities of $607.

We had net cash used in operating activities for continuing operations of $103,472 for the year ended December 31, 2015, which consisted of a net loss from continuing operations of $257,376, offset by non-cash stock compensation of $139,134, an increase in accounts payable and accrued liabilities of $14,659, and depreciation of $667.

Discontinued Operations

We had net cash provided by operating activities from discontinued operations of $247,238 for the year ended December 31, 2016, which consisted of net income from discontinued operations of $178,682, non-cash charges of $111,115; partially offset by an increase in working capital requirements of $42,559, consisting of an increase in accounts receivables and other assets of $30,956, a decrease in security deposits of $25,035 and an increase in accounts payable and accrued liabilities of $13,432.

We had net cash provided by operating activities from discontinued operations of $213,825 for the year ended December 31, 2015, which consisted of net income from discontinued operations of $145,595, non-cash charges of $95,469; partially offset by an increase in working capital requirements of $27,239, consisting of a decrease in accounts payable and accrued liabilities of $91,259, a decrease in security deposits of $6,842, and a decrease in prepaid assets and other assets of $70,862.

Investing Activities

Pursuant to the terms of the lease agreement for the real estate property located in Aurora, Colorado, the Company agreed to contribute $150,000 to improvements to the property. During the year ended December 31, 2016, we paid $3,974 for building improvements to the property in Aurora, Colorado. As of December 31, 2016, the Company had paid $150,000 towards the improvements to the property in Aurora, Colorado.

During the year ended December 31, 2015, we purchased a 3,828 square feet retail building in Denver, Colorado for $771,750. In addition, we paid $123,393 for building improvements to property in Aurora, Colorado and $2,000 for computer equipment and software.

Financing Activities

We had $914,366 in net cash provided by financing activities for the year ended December 31, 2015, as a result of proceeds of $925,000 from the issuance of a promissory note, partially offset by debt issuance costs of $10,634, used to finance the purchase of a third real estate property in May 2015.

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

Commitments and Contingencies

We are subject to the legal proceedings described in “Item 3. Legal Proceedings” of this report. There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Inflation and Changing Prices

Neither inflation nor changing prices for the years ended December 31, 2015 and 2014 had a material impact on our operations.

Item 8. Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from “Item 15. Exhibits and Financial Statement Schedules” of this report.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based upon that evaluation, our Co-Chief Executive Officers and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the supervision and with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016, or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

The names of our directors and certain information about them are set forth below:

Name of Director	Age	Position with Company	Director Since
Shawn Chemtov	43	Co-CEO, Co-Chairman of the Board of Directors	February 10, 2014
Adam Laufer	43	Co-CEO, Co-Chairman of the Board of Directors	February 10, 2014

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

Adam Laufer was appointed as Co-CEO and a member of the Board of Directors of the registrant on February 10, 2014. Mr. Laufer, is an entrepreneur and corporate securities attorney. In 2013, Mr. Laufer, prior to his resignation as CEO and a director of Soleil Capital LP (OTC:JOBI,) successfully negotiated and executed the acquisition of a portfolio of electronic cigarette and personal vaporizer patents. In 2009, Mr. Laufer executed a reverse merger transaction with Vapor Corp. (OTC:VPCO), an electronic cigarette company. And from 2009-2013, Mr. Laufer continued to serve the electronic cigarette company as an advisor; consulting on matters of corporate strategy and regulatory issues related to electronic cigarette products, during which time the company’s revenues grew from approx $1M to approx $23M. Mr. Laufer has significant experience in working with, start-up and development stage businesses in defining their corporate strategy, identifying funding and growth opportunities, and in implementing liquidity strategies. Mr. Laufer is a member in good standing of the Florida Bar.

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

Code of Ethics

The Company has a code of ethics, “Business Conduct: “Code of Conduct and Policy,” that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Current Report on Form 8-K.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2016 and 2015, by our Chief Executive Officer and our two other most highly compensated executive officers (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2016. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Shawn Chemtov	2016	-							-
co-Chief Executive Officer	2015	-							-

Adam Laufer	2016	-							-
co-Chief Executive Officer	2015	-							-

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of our common stock classified as exercisable and unexercisable as of December 31, 2016, for the named executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2017, and reflects the reduction of 1,800,000 shares outstanding as a result of the Exchange Offer accepted in January 2017:

•	each person whom we know beneficially owns more than 5% of our common stock;
•	each of our named executive officers and directors; and
•	all of our executive officers and directors as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this prospectus, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 12,227,939 shares outstanding on March 15, 2017, plus 166,665 shares deemed outstanding pursuant to Rule 13d-3, for a total of 12,394,604 shares outstanding.

Unless otherwise indicated, the address for each person is our address at 4141 NE 2nd Avenue Suite #204A., Miami, Florida 33137.

Beneficial Owner	# of Shares	% of Total
Directors and Executive Officers:

Shawn Chemtov	5,771,583	46.57%
co-Chief Executive Officer

Adam Laufer	5,671,582	45.76%
co-Chief Executive Officer

All directors and executive officers as a group (2 persons)	11,443,165	92.32%

Over 5% Shareholders:
None

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2015, to which we have been a party in which:

•	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•	our directors and executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

In June 2014 the Company acquired real estate property in Denver, Colorado for $2,214,000. The acquisition was partially funded with proceeds from the issuance of a secured promissory note in the amount of $1,800,000. The promissory note is held by Chemtov Mortgage Group (“CMG”), an entity wholly-owned by the Company’s co-CEO, Shawn Chemtov. CMG has assigned all ownership and security interest granted to it pursuant to the promissory note to 5353 Mortgage Loan, LLC, a single purpose entity created solely for the purpose of this transaction. CMG invested $100,000 of the $1,800,000 of funds used to finance the purchase of the promissory note. CMG acts as the loan servicing entity for the promissory note, administering the note, processing payments from the Company, and transferring all payments to 5353 Mortgage Loan, LLC. CMG charges no administration fees for servicing the promissory note. During the years ended December 31, 2016 and 2015, the Company paid $180,000 and $180,000, respectively, of interest to CMG pursuant to the promissory note held by CMG.

In May 2015 the Company acquired real estate property in Denver, Colorado for $771,750. The acquisition was funded with proceeds from the issuance of a secured promissory note in the amount of $925,000. The promissory note is held by CMG, an entity wholly-owned by the Company’s co-CEO, Shawn Chemtov. CMG has assigned all ownership and security interest granted to it pursuant to the promissory note to a single purpose entity created solely for the purpose of this transaction. CMG acts as the loan servicing entity for the promissory note, administering the note and processing payments from the Company. CMG charges no administration fees for servicing the promissory note. During the years ended December 31, 2016 and 2015, the Company paid $92,500 and $53,346, respectively, of interest to CMG pursuant to the promissory note held by CMG.

In May 2016, the Company invested $150,000 in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The mortgage was held by CMG, an entity wholly-owned by the Company’s co-CEO, Shawn

Chemtov. The Company did not incur any loan origination fees or any other costs associated with the mortgage investment. The promissory note paid interest at 12% per annum and provided for cash interest payments on a monthly basis, commencing on July 1, 2016. The outstanding principal amount and any unpaid interest were due on May 19, 2017. The promissory note contained a prepayment charge equal to six months of interest on the prepaid amount less interest paid to the date of such prepayment. In September 2016, the promissory note was repaid in full, including $3,600 of additional interest as a result of the prepayment. During 2016, the Company recorded $9,039 of revenue generated by interest income from the $150,000 real estate loan.

Board Composition and Director Independence

Our business and affairs are managed under the direction of the board of directors. Our board of directors is currently comprised of two members, Messrs. Chemtov and Laufer. Because of their relationships with us, none of them are “independent” under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

Item 14. Principal Accountant Fees and Services.

Paritz & Company, P.A. (“Paritz”) has served as the Company’s independent registered public accounting firm for the years ended December 31, 2016 and 2015. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2016 and 2015, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Paritz & Company, P.A.
	2016	2015
Audit fees	$15,475	$14,610
Audit related fees	500	−
Tax fees	−	−
Other fees	−	−
Total Fees	$15,975	$14,610

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents filed as part of this report:

(1) Financial Statements

Report of Paritz & Co., Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statement of Operations for the years ended December 31, 2016 and 2015

Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule III - Real Estate and Accumulate Depreciation

All other schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
4.4	Specimen Common Stock Certificate (2)
14.1	Code of Ethics (2)
31.1	Rule 13a14(a)/15d-14(a) Certification of co-Chief Executive Officer
31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
31.3	Rule 13a14(a)/15d-14(a) Certification of co-Chief Executive Officer
32.1	Section 1350 Certification of co-Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
32.3	Section 1350 Certification of co-Chief Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Periodic Report on Form 8-K as filed with the SEC on February 28, 2014.
(2)	Incorporated by reference to Registration Statement on Form S-1, filed with the Securities and Exchange Commission, Registration Statement File No. 333-167824, on June 28, 2010.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stockholders of MJ Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MJ Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audit also includes the financial statement schedule listed in the index at Item 15. MJ Holding’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MJ Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that MJ Holdings, Inc. will continue as a going concern. As discussed in note 4 to the financial statements, the Company announced its plans to divest their real estate properties and associated business. During the year ended December 31, 2016, the Company generated a loss from continuing operations of $84,133 and used $82,859 of cash from operating activities. Subsequent to the divesture of its real estate business in January 2017, the Company does not expect to generate revenues for the next six to nine months. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, NJ

March 30, 2017

MJ Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

	2016	2015
Assets
Current assets:
Cash	$463,773	$303,368
Accounts receivable	30,187	—
Prepaid assets	6,862	6,093
Current assets held for disposition	54,419	68,521
Total current assets	555,241	377,982
Property and equipment, net of accumulated depreciation of $778 and $111	1,222	1,889
Noncurrent assets held for disposition	3,807,782	3,891,600
Total Assets	$4,364,245	$4,271,471

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$130,889	$118,983
Accrued liabilities due to related party	2,132	—
Current liabilities held for disposition	2,722,865	1,795,902
Total current liabilities	2,855,886	1,914,885
Security deposits	70,168	95,203
Noncurrent liabilities held for disposition	—	917,741
Total Liabilities	2,926,054	2,927,829

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 14,027,939 shares issued and outstanding	14,028	14,028
Additional paid-in capital	2,779,105	2,779,105
Accumulated deficit	(1,354,942)	(1,449,491)
Total Stockholders’ Equity	1,438,191	1,343,642
Total Liabilities and Stockholders’ Equity	$4,364,245	$4,271,471

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2016 and 2015

	2016	2015
Revenues:
Interest income from real estate loan	$9,039	$—

Operating Expenses:
General and administrative expenses	92,600	257,318
Depreciation expense	667	111
Total operating expenses	93,267	257,429

Operating loss	(84,228)	(257,429)

Other income	95	53

Loss before income taxes	(84,133)	(257,376)

Provision for income taxes	—	—

Loss from continuing operations, net of tax	(84,133)	(257,376)

Income from discontinued operations, net of tax	178,682	145,595

Net income (loss)	$94,549	$(111,781)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.00)	$(0.02)
Discontinued operations	0.01	0.01
Net income (loss) per common share	$0.01	$(0.01)

Weighted average shares outstanding, basic and diluted	14,027,939	13,958,592

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Paid-in Capital		Stockholders’ Equity
Balance at January 1, 2015	—	$—	13,878,522	$13,879	$2,640,120	$(1,337,710)	$1,316,289

Common stock issued for services	—	—	149,417	149	138,985	—	139,134
Net Loss	—	—	—	—	—	(111,781)	(111,781)
Balance at December 31, 2015	—	$—	14,027,939	$14,028	$2,779,105	$(1,449,491)	$1,343,642

Net income	—	—	—	—	—	94,549	94,549
Balance at December 31, 2016	—	$—	14,027,939	$14,028	$2,779,105	$(1,354,942)	$1,438,191

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2016 and 2015

	2016	2015
Cash flow from operating activities:
Net income (loss)	$94,549	$(111,781)
Less: income from discontinued operations, net of tax	(178,682)	(145,595)
Loss from continuing operations, net of tax	(84,133)	(257,376)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	667	111
Stock-based compensation	—	139,134
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	607	14,659
Net cash used in operating activities, continuing operations	(82,859)	(103,472)
Net cash provided by operating activities, discontinued operations	247,238	213,825
Net Cash Provided by Operating Activities	164,379	110,353

Cash flow from investing activities:
Acquisition of computer equipment and software	—	(2,000)
Investment in real estate loans receivable	(150,000)	—
Repayment of investment in real estate loans receivable	150,000	—
Net cash used in investing activities, continuing operations	—	(2,000)
Net cash used in investing activities, discontinued operations	(3,974)	(895,143)
Net Cash Used in Investing Activities	(3,974)	(897,143)

Cash flow from financing activities:
Proceeds from notes payable - related party	—	925,000
Payment of debt issuance costs	—	(10,634)
Net Cash Provided by Financing Activities	—	914,366

Net increase in cash	160,405	127,576

Cash at beginning of year	303,368	175,792
Cash at end of year	$463,773	$303,368

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$272,500	$233,346

See accompanying notes to financial statements

MJ Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2016

Note 1 — Description of Business

MJ Holdings owned and leased real estate to licensed operators in the regulated cannabis industry. Additionally, we are developing desktop and mobile social, meet-up and health and wellness applications. Our mobile and computer based applications are focused on providing cannabis for medical use content and educational materials to licensed medical professionals, in addition to matching patients with medical professionals who are familiar with the therapeutic effects and indications of cannabinoids and making social connections by and between cannabis users.

On November 22, 2016 in connection with a plan to divest ourselves of our real estate business, we submitted to our shareholders an offer to exchange (the “Exchange Offer”) our common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly formed LLC formed for the sole purpose of effecting the Exchange Offer. Subsequent to the completion of the Exchange Offer, which closed on January 10, 2017, MJRE will serve as a holding company for the real estate assets and business previously owned by MJ Holdings. Shareholders who participated in the Exchange Offer received one MJRE common unit for each share of MJ Holdings common stock accepted in the Exchange Offer.

The MJ Real Estate Partners separation was due to our inability to scale and expand our real estate business as previously planned and our intention to engage in business opportunities where we believe we have greater growth opportunities to which capital will be more readily available.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 5353 Joliet, LLC, MJ Havana, LLC and MJ Sheridan, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to maintain consistency and comparability between the periods presented, primarily related to discontinued operations discussed below in Note 3.

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

Fair Value of Financial Instruments

Financial instruments include cash, payables, and debt obligations. Except as described below, due to the short-term nature of the financial instruments, there are no financial instruments measured at fair value on a recovery basis.

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

Cash

The Company has cash in financial institutions in excess of Federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Cash exceeding federally insured limits amounted to $213,773 and $53,368 as of December 31, 2016 and 2015, respectively.

Deferred Leasing Costs

Commissions and other direct costs associated with the acquisition of tenants, or lessees, are capitalized and amortized on a straight-line basis over the terms of the related leases. Costs associated with unsuccessful leasing opportunities are expensed as incurred.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized, netted against the carrying amount of the debt instrument, and charged to interest expense over the term of the loan.

Real Estate Property Held for Disposition

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

Long –lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during the year ended December 31, 2016.

Revenue Recognition

Before revenue can be recognized, four basic criteria must be met: persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

The Company records interest income generated from investments in real estate loans on an accrual basis over the life of the investment using the effective interest method. Direct loan origination fees and origination or acquisition costs, if applicable, are amortized over the term of the loan as an adjustment to interest income.

Prior to the disposal of the real estate properties in the Exchange Offer, the Company recorded revenues from rental income generated by leasing acquired real estate properties to licensed marijuana operators. All leases are classified as operating leases. Rental income is recognized on a straight-line basis over the terms of the leases. Straight-line rent is recognized for all tenants with contractual fixed increases in rent. Deferred rent receivable represents rental revenue recognized on a straight-line basis in excess of billed rents. Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as rental income in the period the applicable costs are incurred.

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

Research and Development Costs

Costs related to research and development activities of new business units related to the regulated marijuana industry are expensed as incurred and are included in general and administrative expenses, totaling $4,144 and $3,905 for 2016 and 2015, respectively.

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

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance provides that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this guidance with the annual and the interim period beginning January 1, 2016, and applied the standard on a retrospective basis as of December 31, 2015. As of December 30, 2016 and 2015, we had $2,135 and $11,357, respectively, of debt issuance costs associated with $2.7 million of notes payable that were reclassified from other assets to a reduction in the carrying amount of the notes payable included in current and noncurrent liabilities held for disposition. The adoption of this standard did not have a material impact on our financial position and did not impact our results of operations or cash flows.

Note 3 — Discontinued Operations

As of December 31, 2016, the real estate properties and corresponding assets and liabilities included in the Exchange Offer qualified as assets held for disposition and the results of operations reported as discontinued operations.

A summary of the assets and liabilities held for disposition as of December 31, 2016 and 2015, is as follows:

	2016	2015
Assets held for disposition
Current assets:
Deferred rent receivable	$26,631	$40,733
Deferred leasing costs	27,788	27,788
Current assets held for disposition	54,419	68,521
Noncurrent assets:
Land	747,389	747,389
Building and improvements	3,145,167	3,141,193
Less: accumulated depreciation	(256,747)	(140,588)
Real estate property, net	3,635,809	3,747,994
Deferred rent receivable	70,085	13,931
Deferred leasing costs	101,888	129,675
Noncurrent assets held for disposition	3,807,782	3,891,600

Total assets held for disposition	$3,862,201	$3,960,121

Liabilities held for disposition
Current liabilities:
Notes payable, net of unamortized debt issuance costs	$2,722,865	$1,795,902
Current liabilities held for disposition	2,722,865	1,795,902
Noncurrent liabilities:
Notes payable, net of unamortized debt issuance costs	—	917,741
Noncurrent liabilities held for disposition	—	917,741

Total liabilities held for disposition	$2,722,865	$2,713,643

A summary of the results of operations reported as discontinued operations for the years ended December 31, 2016 and 2015:

	2016	2015

Net revenues	$697,997	$625,864

Operating expenses:
Property expenses	121,434	123,589
Depreciation expense	116,159	102,415
Total operating expenses	237,593	226,004

Operating income	460,404	399,860

Interest expense, net - related party	(272,500)	(241,055)
Interest expense, net	(9,222)	(13,210)

Income before income taxes	178,682	145,595

Provision for income taxes	—	—

Income from discontinued operations, net of tax	$178,682	$145,595

A summary of the operating and investing cash flows of discontinued operations for the years ended December 31, 2016 and 2015:

	2016	2015
Cash flows from operating activities:
Income from discontinued operations, net of tax	$178,682	$145,595
Adjustments to reconcile income from discontinued operations to net cash provided by operating activities:
Depreciation	116,159	102,415
Deferred rental income	(42,053)	(47,728)
Amortization of deferred leasing and debt costs	37,009	40,782
Changes in operating assets and liabilities:
Accounts receivable	(30,187)	—
Deferred leasing costs	—	17,511
Prepaid and other assets	(769)	53,351
Security deposits	(25,035)	(6,842)
Accounts payable and accrued liabilities	13,432	(91,259)
Net Cash Provided by Operating Activities	247,238	213,825

Cash flow from investing activities:
Acquisition of real estate property and building improvements	(3,974)	(895,143)
Net Cash Used in Investing Activities	$(3,974)	$(895,143)

Note 4 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. In November 2016, the Company announced its plan to divest their real estate properties and associated business. During the year ended December 31, 2016, the Company generated a loss from continuing operations of $84,133 and used $82,859 of cash for operating activities. Subsequent to the divestiture of its real estate business in January 2017, the Company does not expect to generate revenues for the next six to nine months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is developing mobile and computer based applications focused on providing cannabis for medical use content and educational materials to licensed medical professionals, in addition to matching patients with medical professionals who are familiar with the therapeutic effects and indications of cannabinoids and making social connections by and between cannabis users.

Our goal is to develop a “freemium” based business model, where we offer our services for free in an effort to build and develop a user-base. We expect to generate revenues in the future through advertising and by marketing premium products and services to our growing user-base.

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

Note 5 — Investment in Real Estate Loan

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

In September 2016, the promissory note was repaid in full, including $3,600 of additional interest as a result of the prepayment. During the year ended December 31, 2016, the Company recorded $9,039 of revenue generated by interest income from the $150,000 real estate loan.

Note 6 — Real Estate Property Held for Disposition

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

For the years ended December 31, 2016 and 2015, the Company recorded $180,000 and $180,000, respectively, of interest expense related to the promissory note.

Effective December 1, 2014, the Company entered in a seven-year lease agreement for the property. Insurance and real property taxes shall be paid by the Company and, subsequently, charged to the lessee as additional rent based on the actual expenses incurred - see Note 7 below for additional lease details.

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

Prior to closing on the property acquisition, the Company had pre-negotiated a 10-year lease agreement with a third-party, a licensed marijuana dispensary company serving both medical and adult (21+) customers in Colorado. Once the closing of the property was completed with the seller, the pre-negotiated lease was executed in September 2014 with the third-party. Pursuant to the terms of the lease agreement, the Company agreed to contribute $150,000 to improvements to the property - see Note 7 below for additional lease details. As of December 31, 2016, the Company had paid $150,000 towards the tenant’s building improvements.

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

The promissory note bears interest at 10% per annum, provides for cash interest payments on a monthly basis, matures on June 1, 2017. The promissory note is collateralized with the Company’s ownership interest in the newly acquired property and its previously acquired property located at 503 Havana Street in Aurora, Colorado. The promissory note does not restrict the Company’s ability to incur future indebtedness. For the years ended December 31, 2016 and 2015, the Company recorded $92,500 and $61,054, respectively, of interest expense related to the promissory note.

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

 A summary of real estate property held for disposition at December 31, 2016 and 2015, is as follows:

	Estimated
	Life	2016	2015
Buildings	30 years	$2,995,167	$2,995,167
Improvements	9-10 years	150,000	146,026
Land	Not depreciated	747,389	747,389
Total real estate property		3,892,556	3,888,582
Less: Accumulated depreciation		(256,747)	(140,588)
Real estate property, net		$3,635,809	$3,747,994

Note 7 — Operating Leases Held for Disposition

The Company generated revenues by leasing its acquired real estate properties through operating leasing arrangements. A summary of revenues generated from our rental properties, which have been reclassified as discontinued operations for the years ended December 31, 2016 and 2015, is as follows:

	2016	2015
Revenues:
Rental payments	$575,968	$520,913
Reimbursed operating expenses	79,976	57,223
Deferred rental income	42,053	47,728
Total revenues from rental properties	$697,997	$625,864

503 Havana Street

In September 2014, the Company entered into a non-cancelable operating lease agreement with a marijuana dispensary (the “Lessee”) to move into the Company’s acquired property located at 503 Havana Street in Aurora, Colorado. The lease agreement is for a term of ten years and an initial monthly rent obligation of $11,250, subject to annual increases of 3% per year. Insurance and real property taxes shall be paid by the Company and, subsequently, charged to the Lessee as additional rent based on the actual expenses incurred. Pursuant to the terms of the lease agreement, the Company agreed to contribute $150,000 to improvements to the property.

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

Future minimum rental payments, excluding the reimbursement of specified operating expenses, for non-cancelable operating lease agreements are as follows as of December 31, 2016:

2017	590,069
2018	604,530
2019	619,359
2020	634,568
2021	532,046
Thereafter	957,816
Total minimal rental payments	$3,938,388

Note 8 — Related Party Transactions

During the years ended December 31, 2016 and 2015, the Company paid $272,500 and $233,346, respectively, for interest due pursuant to $2,725,000 of promissory notes held by CMG, wholly-owned by the Company’s co-CEO and shareholder, Shawn Chemtov - see Note 6 above for additional details regarding promissory notes held by related party.

During the year ended December 31, 2016, the Company received interest income of $9,039 from a $150,000 investment in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The mortgage was held by Chemtov Mortgage Group (“CMG”), an entity wholly-owned by the Company’s co-CEO, Shawn Chemtov. The $150,000 investment was repaid in September 2016 - see Note 5 above for additional details regarding the $150,000 investment.

Note 9 — Stock Based Compensation

Warrants

A summary of warrants issued, exercised and expired during the years ended December 31, 2015 and 2016, is as follows:

Weighted
Avg.
Exercise
Warrants:	Shares	Price
Balance at January 1, 2015	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2015	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2016	166,665	$5.88

Common Stock

During the year ended December 31, 2015, the Company issued 149,417 shares of common stock, respectively, for consulting services and recorded $139,134 of stock-based compensation expense for these consulting services, which has been classified as General and administrative expenses. The stock-based compensation expense was calculated based on the grant date fair value of the common stock shares issued in exchange for the consulting services.

Note 10 — Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2016 and 2015.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 34% to the Company’s loss before income taxes as follows:

	For the years ended December 31,
	2016	2015
Computed “expected” income tax benefit	$32,147	$(38,006)
State income tax benefit, net of federal benefit	2,867	(5,773)
Change in valuation allowance	(35,047)	70,007
Nondeductible expenses	33	122
True-up of deferred tax asset for stock compensation	—	(26,350)

Provision for income taxes	$—	$—

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Deferred expenses	$147,648	$174,384
Net operating loss carry-forwards	225,472	253,278
Accrued expenses	5,531	—
Property and equipment	27,740	14,492
Advance payment	9,319	8,603

Deferred tax assets	415,710	450,757
Less: Valuation allowance	(415,710)	(450,757)

Net deferred tax assets	$—	$—

As of December 31, 2016, the Company had net operating losses of approximately $608,000 for federal and state income tax purposes that can be carried forward for up to twenty years and deducted against future federal taxable income. The net operating loss carryforwards expire in various years through 2035. All of the federal and state net operating losses incurred prior to 2014 are subject to 100 percent limitation under the provisions of Internal Revenue Code section 382 due to an ownership change and the continuity of business requirement.

As of December 31, 2016 and 2015, management determined a valuation allowance against the net deferred tax assets of $415,710 and $450,757, respectively. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

The Company files federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2012.

Note 11 — Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income or net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the treasury stock method and reflects the potential dilution that could occur if warrants were exercised and were not anti-dilutive.

For the years ended December 31, 2016 and 2015, basic and diluted earnings (loss) per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants as of December 31, 2016 and 2015, to purchase 166,665 shares of common stock were not included in the calculations of diluted income per share because the impact would have been anti-dilutive for each of the periods presented.

Note 12 — Subsequent Events

On January 10, 2017, the Company accepted for exchange 1,800,000 shares of the Company’s common stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company holds ownership of the real estate properties, to MJRE. MJRE will also assume the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

On February 1, 2017, the 1,800,000 shares of the Company’s common stock acquired in the Exchange Offer will be recorded as an acquisition of treasury stock at a cost equal to the market value of the shares of the Company’s common stock accepted in the exchange offer. Any difference between the net book value of the assets and liabilities exchanged and the market value of the shares of the Company’s common stock acquired at that date will be recorded as additional paid-in capital due to the common controlling interests between the two entities involved with the Exchange Offer. The historical results of the disposed assets and liabilities will be shown in the Company’s financial statements as discontinued operations for periods presented before the exchange. In subsequent periods, the Company’s financial statements will no longer reflect the assets, liabilities, results of operations or cash flows attributable to the disposed assets and liabilities.

MJ Holdings, Inc.

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2016

As of December 31, 2016, the following real estate properties were held for disposition - see Note 3— Discontinued Operations in the accompanying notes to the financial statements:

		Initial Cost			Total Cost							Life on Which Depreciation in Latest Income Statement is Computed
Description / Location of Property	Encumbrances	Land	Buildings & Improvements	Improvement Costs Capitalized Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation	Net Real Estate	Year of Construction	Date Acquired
5353 Joliet Street Industrial Building Denver, Colorado	$1,800,000	$324,912	$1,889,088	$—	$324,912	$1,889,088	$2,214,000	$159,348	$2,054,652	1980	6/19/2014	30 yrs. (1)
503 Havana Street Retail Store Aurora, Colorado	—	226,339	530,467	150,000	226,339	680,467	906,806	65,575	841,231	1967	9/24/2014	30 yrs. (1) 9 yrs. (2)
1126 S Sheridan Blvd Retail Store Denver, Colorado	925,000	196,138	575,612	—	196,138	575,612	771,750	31,824	739,926	1973	5/4/2015	30 yrs. (1)
	$2,725,000	$747,389	$2,995,167	$150,000	$747,389	$3,145,167	$3,892,556	$256,747	$3,635,809

(1) Estimated useful life for buildings
(2) Estimated useful life for building improvements

The following table reconciles the changes in the balance of real estate held for disposition during the years ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of period	$3,888,582	$2,993,439
Additions:
Acquisitions during period	—	771,750
Improvements	3,974	123,393
Deductions:
Dispositions during period	—	—
Balance at end of period	$3,892,556	$3,888,582

The following table reconciles the changes in the balance of accumulated depreciation during the years ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of period	$140,588	$38,173
Depreciation expense during period	116,159	102,415
Dispositions during period	—	—
Balance at end of period	$256,747	$140,588

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/Shawn Chemtov		March 30, 2017
Shawn Chemtov	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer)

/s/Adam Laufer		March 30, 2017
Adam Laufer	Chief Executive Officer and Director (Principal Executive Officer)