Form 10-Q
period 2017-03-31
MJ Holdings, Inc.
filed 2017-05-12
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2017
Common Stock, $0.001	12,227,939

MJ HOLDINGS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MJ HOLDINGS, INC.
Condensed Consolidated Balance Sheets
As of March 31, 2017 and December 31, 2016
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$300,190	$463,773
Accounts receivable	34,828	30,187
Prepaid assets	—	6,862
Current assets held for disposition	—	54,419
Total current assets	335,018	555,241
Property and equipment, net of accumulated depreciation of $944 and $778	1,056	1,222
Noncurrent assets held for disposition	—	3,807,782
Total Assets	$336,074	$4,364,245

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$35,567	$130,889
Accrued liabilities due to related party	—	2,132
Current liabilities held for disposition	—	2,722,865
Total current liabilities	35,567	2,855,886
Security deposits	—	70,168
Total Liabilities	35,567	2,926,054

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 14,027,939 shares issued; 12,227,939 and 14,027,939 shares outstanding at March 31, 2017, and December 31, 2016, respectively	14,028	14,028
Additional paid-in capital	3,200,998	2,779,105
Accumulated deficit	(1,366,519)	(1,354,942)
Less: treasury stock, at cost; 1,800,000 shares at March 31, 2017	(1,548,000)	—
Total Stockholders’ Equity	300,507	1,438,191
Total Liabilities and Stockholders’ Equity	$336,074	$4,364,245

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2017 and 2016
Unaudited)

	2017	2016
Revenues	$—	$—

Operating Expenses:
General and administrative expenses	26,711	18,097
Depreciation expense	167	167
Total operating expenses	26,878	18,264

Operating loss	(26,878)	(18,264)

Other income	—	34

Loss before income taxes	(26,878)	(18,230)

Provision for income taxes	—	—

Loss from continuing operations, net of tax	(26,878)	(18,230)

Income from discontinued operations, net of tax	15,301	43,681

Net income (loss)	$(11,577)	$25,451

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.002)	$(0.001)
Discontinued operations	0.001	0.003
Net income (loss) per common share	$(0.001)	$0.002

Weighted average shares outstanding, basic and diluted	12,427,939	14,027,939

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2017 and 2016
(unaudited)

	2017	2016
Cash flow from operating activities:
Net income (loss)	$(11,577)	$25,451
Less: income from discontinued operations, net of tax	(15,301)	(43,681)
Loss from continuing operations, net of tax	(26,878)	(18,230)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	167	167
Changes in operating assets and liabilities:
Accounts receivables and other receivables	(4,641)	—
Accounts payable and accrued liabilities	18,034	15,050
Net cash used in operating activities, continuing operations	(13,318)	(3,013)
Net cash provided by (used in) operating activities, discontinued operations	(15,232)	11,377
Net Cash Provided by (Used in) Operating Activities	(28,550)	8,364

Cash flow from investing activities:
Payment of cash through exchange offer (see Note 3)	(135,033)	—
Net cash used in investing activities, continuing operations	(135,033)	—
Net cash used in investing activities, discontinued operations	—	—
Net Cash Used in Investing Activities	(135,033)	—

Cash flow from financing activities:
Net Cash Provided by Financing Activities	—	—

Net increase (decrease) in cash	(163,583)	8,364

Cash at beginning of period	463,773	303,368
Cash at end of period	$300,190	$311,732

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$45,417	$68,125

Supplemental schedule of non-cash investing activities:
Disposition of real estate business through exchange offer (see Note 3)	$1,126,107	$—

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2017

Note 1 — Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the condensed consolidated financial statements not misleading have been included. The balance sheet at December 31, 2016, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on March 30, 2017. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, 5353 Joliet, LLC, MJ Havana, LLC, and MJ Sheridan, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended March 31, 2017.

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

Note 3 — Disposition of Real Estate Business

On November 22, 2016 in connection with a plan to divest its real estate business, the Company submitted to its shareholders an offer to exchange (the “Exchange Offer”) the Company’s common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company accepted for exchange 1,800,000 shares of the Company’s common stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company holds ownership of the real estate properties, to MJRE. MJRE will also assume the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

On February 1, 2017, the 1,800,000 shares of the Company’s common stock acquired in the Exchange Offer was recorded as an acquisition of treasury stock at a cost equal to the market value of the shares of the Company’s common stock accepted in the exchange offer. The difference of $421,893 between the market value of the treasury stock acquired in the Exchange Offer and the net book value of the assets and liabilities exchanged was recorded as additional paid-in capital due to the common controlling interests between the two entities involved with the Exchange Offer. In addition, $135,033 of cash was transferred to MJRE to cover accrued property taxes and security deposits, less prepaid property insurance premiums, held by the Company that were previously collected from the tenants of the real estate properties exchanged.

The historical results of the disposed assets and liabilities are shown in the Company’s financial statements as discontinued operations for periods presented before the exchange. In subsequent periods, the Company’s financial statements will no longer reflect the assets, liabilities, results of operations or cash flows attributable to the disposed assets and liabilities.

A summary of the difference between the market value of the treasury stock acquired in the Exchange Offer and the net book value of the assets and liabilities exchanged that was recorded as additional paid-in capital on February 1, 2017, is as follows:

February 1, 2017
Treasury stock acquired via exchange
1,800,000 shares at $0.86 per share (market value as of 1/10/2017)	$1,548,000

Net book value of assets and liabilities exchanged:
Land	$747,389
Building and improvements	3,145,167
Less: accumulated depreciation	(266,406)
Real estate property, net	3,626,150
Deferred rent receivable	99,359
Deferred leasing costs	127,360
Total assets exchanged	3,852,869
Notes payable, net of unamortized debt issuance costs	(2,723,292)
Other accrued liabilities	(3,470)
Net book value of assets and liabilities exchanged	$1,126,107

Change in additional paid-in capital	$421,893

A summary of the results of operations reported as discontinued operations for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Net revenues	$57,978	$168,873
Operating expenses:
Property expenses	9,883	24,456
Depreciation expense	9,659	28,871
Total operating expenses	19,542	53,327
Operating income	38,436	115,546
Interest expense, net - related party	(22,708)	(68,125)
Interest expense, net	(427)	(3,740)
Income before income taxes	15,301	43,681
Provision for income taxes	—	—
Income from discontinued operations, net of tax	$15,301	$43,681

Note 4 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the first quarter of 2017, the Company divested their real estate properties and associated business. During the three months ended March 31, 2017, the Company generated a loss from continuing operations of $26,878 and used $13,318 of cash for operating activities. Subsequent to the divestiture of its real estate business, the Company does not expect to generate revenues for the next six to nine months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 — Related Party Transactions

During the three months ended March 31, 2017 and 2016, the Company paid $45,417 and $68,125, respectively, for interest due pursuant to $2,725,000 of promissory notes held by CMG, wholly-owned by the Company’s co-CEO and shareholder, Shawn Chemtov. On February 1, 2017, the promissory notes held by CMG were exchanged as part of the Exchange Offer discussed above in Note 3.

Note 6 — Outstanding Warrants

A summary of warrants issued, exercised and expired during the three months ended March 31, 2017, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2017	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2017	166,665	$5.88

Note 7 — Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income or net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the treasury stock method and reflects the potential dilution that could occur if warrants were exercised and were not anti-dilutive.

For the three months ended March 31, 2017 and 2016, basic and diluted earnings (loss) per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. Outstanding warrants as of March 31, 2017 and 2016, to purchase 166,665 shares of common stock were not included in the calculations of diluted income per share because the impact would have been anti-dilutive for each of the periods presented.

Note 8 — Subsequent Event

On April 24, 2017, the Company entered into an employment agreement with Mr. Laufer and Mr. Chemtov, whereby Mr. Laufer and Mr. Chemtov will serve as its co-Chief Executive Officer and members of the board of directors for a term that shall begin on April 24, 2017, and, unless sooner terminated as provided therein, shall end on April 24, 2018; provided that such term of employment shall automatically extend for successive one-year periods unless either party gives at least six months’ advance written notice of its intention not to extend the term of employment.

Messrs. Laufer and Chemtov will each receive a base salary of $75,000 salary and a one-time retention bonus of $75,000. Mr. Laufer and Mr. Chemtov shall be eligible to participate in the Company’s annual performance based bonus program, as the same may be established from time to time by the Company’s Board of Directors for executive officers of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, competition, our business is dependent on laws pertaining to the marijuana industry, government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks and the availability, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “MJ Holdings, Inc.,” “MJ Holdings,” “MJ,” “we,” “us,” “our,” and the “Company” refer to MJ Holdings, Inc.

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

On November 22, 2016 in connection with a plan to divest ourselves of our real estate business, we submitted to our shareholders an offer to exchange (the “Exchange Offer”) our common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, we accepted for exchange 1,800,000 shares of our common stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, we transferred our ownership interests in the real estate properties and our subsidiaries, through which we held ownership of the real estate properties, to MJRE. Effective February 1, 2017, MJRE assumed the senior notes and any and all obligations associated with the real estate properties and business.

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended March 31, 2017.

Please see our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations For the Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016

Revenue

We generated no revenue from continuing operations for the three months ended March 31, 2017 and 2016.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2017, increased by $8,614 to $26,711 compared with general and administrative expenses of $18,097 for the three months ended March 31, 2016. The increase in general and administrative expenses during the first quarter of 2017 was primarily attributed to additional professional fees associated the Exchange Offer executed during the first quarter of 2017.

Loss from Continuing Operations

We had a loss from continuing operations of $26,878 for the three months ended March 31, 2017, compared with a loss from continuing operations of $18,230 for the three months ended March 31, 2016. The increase of $8,614 in the loss from continuing operations was primarily driven by the increase in general and administrative expenses discussed above.

Discontinued Operations

As a result of the Exchange Offer, the real estate properties and corresponding assets and liabilities included in the Exchange Offer qualified as assets held for disposition, and the results of operations to be reported as discontinued operations for the current and prior periods presented.

The following is a summary of the results of operations reported as discontinued operations for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Rental income	$57,978	$168,873
Operating expenses:
Property expenses	9,883	24,456
Depreciation expense	9,659	28,871
Total operating expenses	19,542	53,327
Operating income	38,436	115,546
Interest expense, net - related party	(22,708)	(68,125)
Interest expense, net	(427)	(3,740)
Income before income taxes	15,301	43,681
Provision for income taxes	—	—
Income from discontinued operations, net of tax	$15,301	$43,681

Revenues from discontinued operations for the three months ended March 31, 2017, decreased by $110,895 to $57,978 compared with revenue of $168,873 for the three months ended March 31, 2016. Revenues from discontinued operations were generated as a result of rental income from operating leases on three real estate properties that were divested as part of the Exchange Offer effective February 1, 2017. The decrease in revenue was primarily related to generating one month of revenues prior to the divestiture in February 2017, compared with three months of revenue for the first quarter of 2016.

Property expenses from discontinued operations consist of those costs associated with acquiring and leasing real estate properties that were divested as part of the Exchange Offer effective February 1, 2017. These expenses include costs for commissions, appraisals, real property taxes, insurance, repairs and maintenance. For the three months ended March 31, 2017, we incurred property expenses of $9,883 compared with $24,456 for the three months ended March 31, 2016. The decrease of $14,573 in property expenses was primarily attributed to incurring one month of expenses prior to the divestiture in February 2017, compared with three months of expenses during the first quarter of 2016.

Depreciation expense recorded for real estate properties divested as part of the Exchange Offer effective February 1, 2017, was $9,659 for the three months ended March 31, 2017, compared with depreciation expense of $24,456 for the three months ended March 31, 2016. The decrease in depreciation expense for the first quarter of 2017 was due to the divestiture of the real estate properties effective February 1, 2017.

Other Expenses

Interest expense paid to a related party is associated with promissory notes held on certain real estate properties that were divested as part of the Exchange Offer. Interest expense for the first quarter of 2017 decreased by $45,417 to $22,708 compared with interest expense of $68,125 for the first quarter of 2016. The decrease in interest expense the first quarter of 2017 was due to the divestiture of the real estate properties and the associated promissory notes effective February 1, 2017.

Interest expense associated with the amortization of debt issuance costs decreased by $3,313 to $427 for the first quarter of 2017 compared with interest expense of $3,740 for the first quarter of 2016. The decrease in the amortization of debt issuance costs for the first quarter of 2017 was due to the divestiture of the real estate properties and the associated promissory notes effective February 1, 2017.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Cash Flows:

Operating Activities:
Continuing operations	$(13,318)	$(3,013)
Discontinued operations	(15,232)	11,377
Net cash provided by (used in) operating activities	(28,550)	8,364

Investing Activities:
Continuing operations	(135,033)	—
Discontinued operations	—	—
Net cash used in investing activities	(135,033)	—

Net cash provided by financing activities	—	—

Net increase (decrease) in cash	(163,583)	8,364
Cash at beginning of period	463,773	303,368

Cash at end of period	$300,190	$311,732

The Company had cash of $300,190 at March 31, 2017, compared with cash of $463,773 at December 31, 2016, a decrease of $163,583. The decrease in cash during the three months ended March 31, 2017, was attributed to cash used in the investing activities of $135,033 and cash used in operating activities of $28,550.

Operating Activities

Continuing Operations

We had net cash used in operating activities for continuing operations of $13,318 for the three months ended March 31, 2017, which consisted of a net loss from continuing operations of $26,878 and an increase in other receivables of $4,641; partially offset by depreciation of $167 and an increase in accounts payable and accrued liabilities of $18,034.

We had net cash used in operating activities for continuing operations of $3,013 for the three months ended March 31, 2016, which consisted of a net loss from continuing operations of $18,230, partially offset by depreciation of $167 and an increase in accounts payable and accrued liabilities of $15,050.

Discontinued Operations

We had net cash used in operating activities from discontinued operations of $15,232 for the three months ended March 31, 2017, which consisted of income from discontinued operations of $15,301, non-cash charges of $9,760; offset by an increase in working capital requirements of $40,293, consisting of a decrease in accounts payable and accrued liabilities of $41,449, partially offset by a decrease in prepaid and other assets of $1,156.

We had net cash provided by operating activities from discontinued operations of $11,377 for the three months ended March 31, 2016, which consisted of income from discontinued operations of $43,681, non-cash charges of $28,445; partially offset by an increase in working capital requirements of $60,749, consisting of a decrease in accounts payable and accrued liabilities of $38,841 and a decrease in security deposits of $25,035, partially offset by a decrease in prepaid assets and other assets of $3,127.

Investing Activities

During the three months ended March 31, 2017, $135,033 of cash was transferred to MJRE to cover accrued property taxes and security deposits, less prepaid property insurance premiums, that were previously collected from the tenants of the real estate properties divested as part of the Exchange Offer.

Financing Activities

There were no financing activities during the three months ended March 31, 2017 and 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

MJ HOLDINGS, INC.

Date: May 12, 2017	By:	/s/ Adam Laufer
Adam Laufer
Co-Chief Executive Officer (co-Principal Executive Officer )

MJ HOLDINGS, INC.

Date: May 12, 2016	By:	/s/ Shawn Chemtov
Shawn Chemtov
Co-Chief Executive Officer and Chief Financial Officer (co-Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )