Form 10-Q
period 2017-06-30
MJ Holdings, Inc.
filed 2017-08-08
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2017
Common Stock, $0.001	12,227,939

MJ HOLDINGS, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	5

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES		17

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MJ HOLDINGS, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$58,074	$463,773
Accounts receivable	25,155	30,187
Prepaid assets	—	6,862
Current assets held for disposition	—	54,419
Total current assets	83,229	555,241
Property and equipment, net of accumulated depreciation of $1,111 and $778	889	1,222
Noncurrent assets held for disposition	—	3,807,782
Total Assets	$84,118	$4,364,245

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$30,268	$130,889
Accrued liabilities due to related party	—	2,132
Current liabilities held for disposition	—	2,722,865
Total current liabilities	30,268	2,855,886
Security deposits	—	70,168
Total Liabilities	30,268	2,926,054

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 14,027,939 shares issued; 12,227,939 and 14,027,939 shares outstanding at June 30, 2017, and December 31, 2016, respectively	14,028	14,028
Additional paid-in capital	3,200,998	2,779,105
Accumulated deficit	(1,613,176)	(1,354,942)
Less: treasury stock, at cost; 1,800,000 shares at June 30, 2017	(1,548,000)	—
Total Stockholders’ Equity	53,850	1,438,191
Total Liabilities and Stockholders’ Equity	$84,118	$4,364,245

 See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2017 and 2016

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues	$—	$2,139	$—	$2,139

Operating Expenses:
General and administrative expenses	246,490	40,281	273,201	58,378
Depreciation expense	167	167	334	334
Total operating expenses	246,657	40,448	273,535	58,712

Operating loss	(246,657)	(38,309)	(273,535)	(56,573)

Other income	—	29	—	63

Loss before income taxes	(246,657)	(38,280)	(273,535)	(56,510)

Provision for income taxes	—	—	—	—

Loss from continuing operations, net of tax	(246,657)	(38,280)	(273,535)	(56,510)

Income from discontinued operations, net of tax	—	29,961	15,301	73,642

Net income (loss)	$(246,657)	$(8,319)	(258,234)	17,132

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.020)	$(0.003)	$(0.022)	$(0.004)
Discontinued operations	—	0.002	0.001	0.005
Net income (loss) per common share	$(0.020)	$(0.001)	$(0.021)	$0.001

Weighted average shares outstanding, basic and diluted	12,227,939	14,027,939	12,327,387	14,027,939

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(unaudited)

	2017	2016
Cash flow from operating activities:
Net income (loss)	$(258,234)	$17,132
Less: income from discontinued operations, net of tax	(15,301)	(73,642)
Loss from continuing operations, net of tax	(273,535)	(56,510)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	334	334
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,735	(125)
Net cash used in operating activities, continuing operations	(260,466)	(56,301)
Net cash provided by (used in) operating activities, discontinued operations	(10,200)	79,282
Net Cash Provided by (Used in) Operating Activities	(270,666)	22,981

Cash flow from investing activities:
Payment of cash through exchange offer (see Note 3)	(135,033)	—
Investment in real estate loan receivable		(150,000)
Net cash used in investing activities, continuing operations	(135,033)	(150,000)
Net cash used in investing activities, discontinued operations	—	—
Net Cash Used in Investing Activities	(135,033)	(150,000)

Cash flow from financing activities:
Net Cash Provided by Financing Activities	—	—

Net decrease in cash	(405,699)	(127,019)

Cash at beginning of period	463,773	303,368
Cash at end of period	$58,074	$176,349

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	$45,417	$136,250

Supplemental schedule of non-cash investing activities:
Disposition of real estate business through exchange offer (see Note 3)	$1,126,107	$—

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on March 30, 2017. The results of operations for the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements include the accounts of the Company and its previously wholly owned subsidiaries, 5353 Joliet, LLC, MJ Havana, LLC, and MJ Sheridan, LLC. Intercompany balances and transactions have been eliminated in consolidation. Effective February 1, 2017, the Company transferred its ownership interests in its wholly owned subsidiaries as part of the exchange transaction discussed below in Note 3.

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended June 30, 2017.

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

Note 3 — Disposition of Real Estate Business

On November 22, 2016, in connection with a plan to divest its real estate business, the Company submitted to its shareholders an offer to exchange (the "Exchange Offer") the Company's common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company accepted for exchange 1,800,000 shares of the Company's common stock in exchange for 1,800,000 shares of MJRE's common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company held ownership of the real estate properties, to MJRE. MJRE will also assume the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

On February 1, 2017, the 1,800,000 shares of the Company's common stock acquired in the Exchange Offer was recorded as an acquisition of treasury stock at a cost equal to the market value of the shares of the Company's common stock accepted in the exchange offer. The difference of $421,893 between the market value of the treasury stock acquired in the Exchange Offer and the net book value of the assets and liabilities exchanged was recorded as additional paid-in capital due to the common controlling interests between the two entities involved with the Exchange Offer. In addition, $135,033 of cash was transferred to MJRE to cover accrued property taxes and security deposits, less prepaid property insurance premiums, held by the Company that were previously collected from the tenants of the real estate properties exchanged.

The historical results of the disposed assets and liabilities are shown in the Company's financial statements as discontinued operations for periods presented before the exchange. In subsequent periods, the Company's financial statements will no longer reflect the assets, liabilities, results of operations or cash flows attributable to the disposed assets and liabilities.

A summary of the difference between the market value of the treasury stock acquired in the Exchange Offer and the net book value of the assets and liabilities exchanged that was recorded as additional paid-in capital on February 1, 2017, is as follows:

February 1, 2017
Treasury stock acquired via exchange
1,800,000 shares at $0.86 per share (market value as of 1/10/2017)	$1,548,000

Net book value of assets and liabilities exchanged:
Land	$747,389
Building and improvements	3,145,167
Less: accumulated depreciation	(266,406)
Real estate property, net	3,626,150
Deferred rent receivable	99,359
Deferred leasing costs	127,360
Total assets exchanged	3,852,869
Notes payable, net of unamortized debt issuance costs	(2,723,292)
Other accrued liabilities	(3,470)
Net book value of assets and liabilities exchanged	$1,126,107

Change in additional paid-in capital	$421,893

A summary of the results of operations reported as discontinued operations for the three and six months ended June 30, 2017 and 2016, is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net revenues	$—	$169,121	$57,978	$337,994
Operating expenses:
Property expenses	—	39,243	9,883	63,699
Depreciation expense	—	28,871	9,659	57,742
Total operating expenses	—	68,114	19,542	121,441
Operating income	—	101,007	38,436	216,553
Interest expense, net - related party	—	(68,125)	(22,708)	(136,250)
Interest expense, net	—	(2,921)	(427)	(6,661)
Income before income taxes	—	29,961	15,301	73,642
Provision for income taxes	—	—	—	—
Income from discontinued operations, net of tax	$—	$29,961	$15,301	$73,642

Note 4 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the first quarter of 2017, the Company divested their real estate properties and associated business. During the six months ended June 30, 2017, the Company generated a loss from continuing operations of $273,535 and used $260,466 of cash for continuing operations. Subsequent to the divestiture of its real estate business, the Company does not expect to generate revenues for the next six to nine months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 — Related Party Transactions

During the six months ended June 30, 2017 and 2016, the Company paid $45,417 and $136,250, respectively, for interest due pursuant to $2,725,000 of promissory notes held by Chemtov Mortgage Group (“CMG”), an entity wholly-owned by the Company's previous co-CEO and current shareholder, Shawn Chemtov. On February 1, 2017, the promissory notes held by CMG were exchanged as part of the Exchange Offer discussed above in Note 3.

During the six months ended June 30, 2017, the Company paid $75,000 to each of the Company’s co-CEOs, Mr. Laufer and Mr. Chemtov, as a result of one-time bonuses earned as part of employment agreements executed in April 2017.

In May 2017, Mr. Chemtov resigned from his position as co-CEO of the Company and from its Board of Directors. As part of the separation, the Company paid Mr. Chemtov $75,000 during the six months ended June 30, 2017.

In May 2016, the Company invested $150,000 in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The mortgage was held by CMG, an entity wholly-owned by the Company's previous co-CEO and current shareholder, Shawn Chemtov. The Company did not incur any loan origination fees or any other costs associated with the mortgage investment. The promissory note paid interest at 12% per annum and provided for cash interest payments on a monthly basis, commencing on July 1, 2016. The Company earned $2,139 of interest income, recorded as revenue, as a result of the $150,000 investment during the three and six months ended June 30, 2016. The outstanding principal amount and unpaid interest were repaid in September 2016.

Note 6 — Outstanding Warrants

A summary of warrants issued, exercised and expired during the six months ended June 30, 2017, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2017	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2017	166,665	$5.88

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

For the three and six months ended June 30, 2017 and 2016, basic and diluted earnings (loss) per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. Outstanding warrants as of June 30, 2017 and 2016, to purchase 166,665 shares of common stock were not included in the calculations of diluted income per share because the impact would have been anti-dilutive for each of the periods presented.

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

On November 22, 2016 in connection with a plan to divest ourselves of our real estate business, we submitted to our shareholders an offer to exchange (the "Exchange Offer") our common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, we accepted for exchange 1,800,000 shares of our common stock in exchange for 1,800,000 shares of MJRE's common units, representing membership interests in MJRE. Effective February 1, 2017, we transferred our ownership interests in the real estate properties and our subsidiaries, through which we held ownership of the real estate properties, to MJRE. Effective February 1, 2017, MJRE assumed the senior notes and any and all obligations associated with the real estate properties and business.

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended June 30, 2017.

Please see our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company's financial results.

Results of Operations for the Three and Six Months Ended June 30, 2017, compared to the Three and Six Months Ended June 30, 2016

Revenue

We generated no revenue from continuing operations for the three and six months ended June 30, 2017.

We generated $2,139 of interest income, recorded as revenue, during the three and six months ended June 30, 2016, as a result a $150,000 investment in May 2016. The $150,000 investment was in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The promissory note was held by CMG, an entity wholly-owned by the Company's previous co-CEO and current shareholder, Shawn Chemtov. The promissory note earned interest at 12% per annum and provided for cash interest payments on a monthly basis, commencing on July 1, 2016. The outstanding principal amount and unpaid interest were repaid in September 2016.

Operating Expenses

General and administrative expenses increased by $206,209 and $214,823, respectively, to $246,490 and $273,301 for the three and six months ended June 30, 2017, compared with general and administrative expenses of $40,281 and $58,378, respectively, for the three and six months ended June 30, 2016. The increase in general and administrative expenses during the three and six months ended June 30, 2017, was primarily attributed to $238,942 of compensation recorded for the Company’s current CEO and previous co-CEO, partially offset by a $30,000 reduction in travel expenses incurred during the interim period ended June 30, 2017.

Loss from Continuing Operations

We had a loss from continuing operations of $246,657 and $273,535, respectively, for the three and six months ended June 30, 2017, compared with a loss from continuing operations of $38,280 and $56,510, respectively, for the three and six months ended June 30, 2016. The increases of $208,377 and $217,025, respectively, in the loss from continuing operations during the three and six months ended June 30, 2017, were primarily driven by the increases in general and administrative expenses discussed above.

Discontinued Operations

As a result of the Exchange Offer, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company held ownership of the real estate properties, to MJRE, effective February 1, 2017. The historical results of the disposed assets and liabilities are shown in the Company's financial statements as discontinued operations for periods presented before the exchange. In subsequent periods, the Company's financial statements will no longer reflect the assets, liabilities, results of operations or cash flows attributable to the disposed assets and liabilities.

During the three and six months ended June 30, 2017, we generated income from discontinued operations of $0 and $15,301, respectively, compared to income from discontinued operations of $29,961 and $73,642, respectively, during the three and six months ended June 30, 2016. The decreases in income from discontinued operations are primarily attributed to generating one month of income from discontinued operations prior to the divestiture in February 2017, compared with three and six months of income during the interim periods ended June 30, 2016.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
	2017	2016
Cash Flows:

Operating Activities:
Continuing operations	$(260,466)	$(56,301)
Discontinued operations	(10,200)	79,282
Net cash provided by (used in) operating activities	(270,666)	22,981

Investing Activities:
Continuing operations	(135,033)	(150,000)
Discontinued operations	—	—
Net cash used in investing activities	(135,033)	(150,000)

Net cash provided by financing activities	—	—

Net decrease in cash	(405,699)	(127,019)
Cash at beginning of period	463,773	303,368

Cash at end of period	$58,074	$176,349

The Company had cash of $58,074 at June 30, 2017, compared with cash of $463,773 at December 31, 2016, a decrease of $405,699. The decrease in cash during the six months ended June 30, 2017, was attributed to cash used in operating activities of $207,266 and cash used in investing activities of $135,033.

Operating Activities

Continuing Operations

We had net cash used in operating activities for continuing operations of $260,466 for the six months ended June 30, 2017, which consisted of a net loss from continuing operations of $273,535; partially offset by depreciation of $334 and an increase in accounts payable and accrued liabilities of $12,735.

We had net cash used in operating activities for continuing operations of $56,301 for the six months ended June 30, 2016, which consisted of a net loss from continuing operations of $56,510 and a decrease in accounts payable and accrued liabilities of $125; partially offset by depreciation of $334.

Discontinued Operations

We had net cash used in operating activities from discontinued operations of $10,200 for the six months ended June 30, 2017, which consisted of income from discontinued operations of $15,301, non-cash charges of $9,760; offset by an increase in working capital requirements of $35,261, consisting of a decrease in accounts payable and accrued liabilities of $41,449, partially offset by a decrease in prepaid and other assets of $6,188.

We had net cash provided by operating activities from discontinued operations of $79,282 for the six months ended June 30, 2016, which consisted of income from discontinued operations of $73,642, non-cash charges of $56,648; partially offset by an increase in working capital requirements of $51,008, consisting of a decrease in accounts payable and accrued liabilities of $26,267 and a decrease in security deposits of $25,035, partially offset by a decrease in prepaid assets and other assets of $294.

Investing Activities

During the six months ended June 30, 2017, $135,033 of cash was transferred to MJRE as part of the Exchange Offer to cover accrued property taxes and security deposits, less prepaid property insurance premiums, that were previously collected from the tenants of the real estate properties divested.

During the six months ended June 30, 2016, we invested $150,000 in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The promissory note paid interest at 12% per annum and provided for cash interest payments on a monthly basis, commencing on July 1, 2016.

Financing Activities

There were no financing activities during the six months ended June 30, 2017 and 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

During the interim period ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
31.1*	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

*	Filed Herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

Date: August 8, 2017	By:	/s/ Adam Laufer
Adam Laufer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)