Form 10-Q
period 2017-09-30
MJ Holdings, Inc.
filed 2017-12-19
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-8235905 (I.R.S. Employer Identification No.)

5040 Cecile Ave, Las Vegas, NV 89115

(Address of principal executive offices) (Zip Code)

(702) 879-4440

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

Yes ☐   No ☑

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 18, 2017
Common Stock, $0.001	59,684,244

MJ HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MJ HOLDINGS, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2017, and December 31, 2016

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$51,324	$463,773
Accounts receivable	25,155	30,187
Prepaid assets	—	6,862
Current assets held for disposition	—	54,419
Total current assets	76,479	555,241
Property and equipment, net of accumulated depreciation of $1,278 and $778	722	1,222
Noncurrent assets held for disposition	—	3,807,782
Total Assets	$77,201	$4,364,245

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$49,017	$130,889
Accrued liabilities due to related party	—	2,132
Current liabilities held for disposition	—	2,722,865
Total current liabilities	49,017	2,855,886
Security deposits	—	70,168
Total Liabilities	49,017	2,926,054

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 14,027,939 shares issued; 12,227,939 and 14,027,939 shares outstanding at September 30, 2017, and December 31, 2016, respectively	14,028	14,028
Additional paid-in capital	3,200,998	2,779,105
Accumulated deficit	(1,638,842)	(1,354,942)
Less: treasury stock, at cost; 1,800,000 shares at September 30, 2017	(1,548,000)	—
Total Stockholders’ Equity	28,184	1,438,191
Total Liabilities and Stockholders’ Equity	$77,201	$4,364,245

 See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2017 and 2016

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues	$—	$6,900	$—	$9,039

Operating Expenses:
General and administrative expenses	25,500	9,348	298,701	67,726
Depreciation expense	166	166	500	500
Total operating expenses	25,666	9,514	299,201	68,226

Operating loss	(25,666)	(2,614)	(299,201)	(59,187)

Other income	—	26	—	89

Loss before income taxes	(25,666)	(2,588)	(299,201)	(59,098)

Provision for income taxes	—	—	—	—

Loss from continuing operations, net of tax	(25,666)	(2,588)	(299,201)	(59,098)

Income from discontinued operations, net of tax	—	51,376	15,301	125,018

Net income (loss)	$(25,666)	$48,788	(283,900)	65,920

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.002)	$(0.001)	$(0.024)	$(0.004)
Discontinued operations	—	0.004	0.001	0.009
Net income (loss) per common share	$(0.002)	$0.003	$(0.023)	$0.005

Weighted average shares outstanding, basic and diluted	12,227,939	14,027,939	12,293,873	14,027,939

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(unaudited)

	2017	2016
Cash flow from operating activities:
Net income (loss)	(283,900)	65,920
Less: income from discontinued operations, net of tax	(15,301)	(125,018)
Loss from continuing operations, net of tax	(299,201)	(59,098)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	500	500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	31,485	375
Net cash used in operating activities, continuing operations	(267,216)	(58,223)
Net cash provided by (used in) operating activities, discontinued operations	(10,200)	180,589
Net Cash Provided by (Used in) Operating Activities	(277,416)	122,366

Cash flow from investing activities:
Payment of cash through exchange offer (see Note 3)	(135,033)	—
Investment in real estate loan receivable	—	(150,000)
Repayment of investment in real estate loan receivable	—	150,000
Net cash used in investing activities, continuing operations	(135,033)	—
Net cash used in investing activities, discontinued operations	—	(3,974)
Net Cash Used in Investing Activities	(135,033)	(3,974)

Cash flow from financing activities:
Net Cash Provided by Financing Activities	—	—

Net increase (decrease) in cash	(412,449)	118,392

Cash at beginning of period	463,773	303,368
Cash at end of period	51,324	421,760

Supplemental disclosure of cash flow information:
Cash paid for interest to related party	45,417	204,375

Supplemental schedule of non-cash investing activities:
Disposition of real estate business through exchange offer (see Note 3)	1,126,107	—

See accompanying notes to unaudited condensed consolidated financial statements

MJ HOLDINGS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, that was filed with the SEC on March 30, 2017. The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Note 2 — Summary of Significant Accounting Policies

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to our significant accounting policies during the interim period ended September 30, 2017.

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

A summary of the results of operations reported as discontinued operations for the three and nine months ended September 30, 2017 and 2016, is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net revenues	$—	$181,498	$57,978	$519,492
Operating expenses:
Property expenses	—	31,278	9,883	94,977
Depreciation expense	—	29,439	9,659	87,181
Total operating expenses	—	60,717	19,542	182,158
Operating income	—	120,781	38,436	337,334
Interest expense, net - related party	—	(68,125)	(22,708)	(204,375)
Interest expense, net	—	(1,280)	(427)	(7,941)
Income before income taxes	—	51,376	15,301	125,018
Provision for income taxes	—	—	—	—
Income from discontinued operations, net of tax	$—	$51,376	$15,301	$125,018

Note 4 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the first quarter of 2017, the Company divested their real estate properties and associated business. During the nine months ended September 30, 2017, the Company generated a loss from continuing operations of $299,201 and used $267,216 of cash for continuing operations. Subsequent to the divestiture of its real estate business, the Company does not expect to generate revenues for the next six to nine months. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 — Related Party Transactions

During the nine months ended September 30, 2017 and 2016, the Company paid $45,417 and $204,375, respectively, for interest due pursuant to $2,725,000 of promissory notes held by Chemtov Mortgage Group (“CMG”), an entity wholly-owned by the Company's previous co-CEO and current shareholder, Shawn Chemtov. On February 1, 2017, the promissory notes held by CMG were exchanged as part of the Exchange Offer discussed above in Note 3.

During the nine months ended September 30, 2017, the Company paid $75,000 to each of the Company’s co-CEOs, Mr. Laufer and Mr. Chemtov, as a result of one-time bonuses earned as part of employment agreements executed in April 2017.

In May 2017, Mr. Chemtov resigned from his position as co-CEO of the Company and from its Board of Directors. As part of the separation, the Company paid Mr. Chemtov $75,000 during the nine months ended September 30, 2017.

In May 2016, the Company invested $150,000 in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The mortgage was held by CMG, an entity wholly-owned by the Company's previous co-CEO and current shareholder, Shawn Chemtov. The Company did not incur any loan origination fees or any other costs associated with the mortgage investment. The promissory note paid interest at 12% per annum and provided for cash interest payments on a monthly basis, commencing on July 1, 2016. The Company earned $6,900 and 9,039 of interest income, recorded as revenue, as a result of the $150,000 investment during the three and nine months ended September 30, 2016. The outstanding principal amount and unpaid interest were repaid in September 2016.

Note 6 — Outstanding Warrants

A summary of warrants issued, exercised and expired during the nine months ended September 30, 2017, is as follows:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at January 1, 2017	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at September 30, 2017	166,665	$5.88

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

For the three and nine months ended September 30, 2017 and 2016, basic and diluted earnings (loss) per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. Outstanding warrants as of September 30, 2017 and 2016, to purchase 166,665 shares of common stock were not included in the calculations of diluted income per share because the impact would have been anti-dilutive for each of the periods presented.

Note 8 — Subsequent Events

On November 15, 2017, in connection with the acquisition of Red Earth, discussed below, and the Company’s desire to monetize the assets into an operating business, the Company’s Board of Directors appointed Mr. Paris Balaouras as the Company’s CEO.

On December 14, 2017, the Company’s Board of Directors approved the spin-off of the intellectual property, trademark and domain names related to the Company’s social meet-up app, Toker. The Company’s stockholders will receive one share of common stock in a new public company (“NewCo”), which will own the Toker intellectual property and business, for every one share of MJ Holdings common stock held as of 5:00 p.m. Eastern time on December 14, 2017. NewCo plans to file a Form 10 in connection with the spinoff and will bear all associated costs related to the spinoff and its future business operations. The spin-off is expected to occur during the second quarter of 2018.

On December 15, 2017, the Company acquired 100% of the outstanding membership interests of Red Earth, LLC, a Nevada limited liability company (“Red Earth”) for 52,732,969 shares of common stock of the Company, par value $0.001 and a Promissory Note in the amount of $900,000.

The Promissory Note accrues interest at 0.25% per annum and is due on October 30, 2018. At the discretion of the noteholder, the Promissory Note and any accrued and unpaid interest are convertible into shares of the Company’s common stock at $0.75 per share. Upon maturity, the outstanding principal amount and any accrued and unpaid interest on this Promissory Note will automatically convert into shares of the Company’s common stock at $0.75 per share.

Red Earth is a holding company, whose assets are, a provisional cultivation license to grow marijuana in the city of Las Vegas in the state of Nevada and a triple net leasehold interest in a 17,298-square foot building located at 2310 Western Avenue Las Vegas, Nevada.  The lease is for an initial term of 10 years, with a 12-month rent abatement.  The commencement date of the lease was June 29, 2017.  The Lease includes two options to extend, each for an additional 5 years.   The lease grants Tenant an option to purchase the property on or after the 25th month of the lease and continuing through the 60th month of the lease for the sum of $2,607,880.

In connection with and contemporaneous with the acquisition of Red Earth, the Company sold an aggregate of 4,377,241 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $3,282,931 as part of an offering of the Company’s securities (the “Offering”). The proceeds of the Offering will be used to develop certain business opportunities, including but not limited to monetizing the Red Earth assets.

On December 15, 2017, in accordance with Nevada Revised Statues (NRS) sec.78.335, the Company’s Board of Directors appointed Paris Balaouras to the Board of Directors to fill a vacancy on the board. Contemporaneous to said appointment, Mr. Laufer resigned from the board of directors and as CEO of the Company, subsequent to the resignation; Mr. Balaouras, became the sole officer and director of the Company.

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

On December 14, 2017, the Company’s Board of Directors approved the spin-off of the intellectual property, trademark and domain names related to the Company’s social meet-up app, Toker. The Company’s stockholders will receive one share of common stock in a new public company (“NewCo”), which will own the Toker intellectual property and business, for every one share of MJ Holdings common stock held as of 5:00 p.m. Eastern time on December 14, 2017. NewCo plans to file a Form 10 in connection with the spinoff and will bear all associated costs related to the spinoff and its future business operations. The spin-off is expected to occur during the second quarter of 2018.

On December 15, 2017, the Company acquired 100% of the outstanding membership interests of Red Earth, LLC, a Nevada limited liability company (“Red Earth”) for 52,732,969 shares of common stock of the Company, par value $0.001 and a Promissory Note in the amount of $900,000.

Red Earth is a holding company, whose assets are, a provisional cultivation license to grow marijuana in the city of Las Vegas in the state of Nevada and a triple net leasehold interest in a 17,298-square foot building located at 2310 Western Avenue Las Vegas, Nevada.  The lease is for an initial term of 10 years, with a 12-month rent abatement.  The commencement date of the lease was June 29, 2017.  The Lease includes two options to extend, each for an additional 5 years.   The lease grants Tenant an option to purchase the property on or after the 25th month of the lease and continuing through the 60th month of the lease for the sum of $2,607,880.

In connection with and contemporaneous with the acquisition of Red Earth, the Company sold an aggregate of 4,377,241 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $3,282,931 as part of an offering of the Company’s securities (the “Offering”). The proceeds of the Offering will be used to develop certain business opportunities, including but not limited to monetizing the Red Earth assets.

On December 15, 2017, in accordance with Nevada Revised Statues (NRS) sec.78.335, the Company’s Board of Directors appointed Paris Balaouras to the Board of Directors to fill a vacancy on the board. Contemporaneous to said appointment, Mr. Laufer resigned from the board of directors and as CEO of the Company, subsequent to the resignation; Mr. Balaouras, became the sole officer and director of the Company.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended September 30, 2017.

Please see our Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company's financial results.

Results of Operations for the Three and Nine months ended September 30, 2017, compared to the Three and Nine months ended September 30, 2016

Revenue

We generated no revenue from continuing operations for the three and nine months ended September 30, 2017.

We generated $6,900 and $9,039 of interest income, recorded as revenue, during the three and nine months ended September 30, 2016, respectively, as a result of a $150,000 investment in May 2016. The $150,000 investment was a portion of a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The promissory note was held by CMG, an entity wholly-owned by the Company's previous co-CEO and current shareholder, Shawn Chemtov. The promissory note earned interest at 12% per annum and provided for cash interest payments on a monthly basis, commencing on July 1, 2016. The outstanding principal amount and unpaid interest were repaid in September 2016.

Operating Expenses

General and administrative expenses increased by $16,152 and $230,975, respectively, to $25,500 and $298,701 for the three and nine months ended September 30, 2017, compared with general and administrative expenses of $9,348 and $67,726, respectively, for the three and nine months ended September 30, 2016. The increase in general and administrative expenses during the three months ended September 30, 2017, was primarily attributed to $18,750 of compensation recorded for the Company’s current CEO, partially offset by a $1,800 reduction in professional fees incurred during the three months ended September 30, 2017.The increase in general and administrative expenses during the nine months ended September 30, 2017, was primarily attributed to $257,692 of compensation recorded for the Company’s current CEO and previous co-CEO, partially offset by a $30,000 reduction in travel expenses incurred during the nine months ended September 30, 2017.

Loss from Continuing Operations

We had a loss from continuing operations of $25,666 and $299,201, respectively, for the three and nine months ended September 30, 2017, compared with a loss from continuing operations of $2,588 and $59,098, respectively, for the three and nine months ended September 30, 2016. The increases of $23,078 and $240,103, respectively, in the loss from continuing operations during the three and nine months ended September 30, 2017, were primarily driven by the increases in general and administrative expenses and reduction in revenue discussed above.

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

During the three and nine months ended September 30, 2017, we generated income from discontinued operations of $0 and $15,301, respectively, compared to income from discontinued operations of $51,376 and $125,018, respectively, during the three and nine months ended September 30, 2016. The decreases in income from discontinued operations are primarily attributed to generating one month of income from discontinued operations prior to the divestiture in February 2017, compared with three and nine months of income during the interim periods ended September 30, 2016.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
	2017	2016
Cash Flows:

Operating Activities:
Continuing operations	$(267,216)	$(58,223)
Discontinued operations	(10,200)	180,589
Net cash provided by (used in) operating activities	(277,416)	122,366

Investing Activities:
Continuing operations	(135,033)	—
Discontinued operations	—	(3,974)
Net cash used in investing activities	(135,033)	(3,974)

Net cash provided by financing activities	—	—

Net increase (decrease) in cash	(412,449)	118,392
Cash at beginning of period	463,773	303,368

Cash at end of period	$51,324	$421,760

The Company had cash of $51,324 at September 30, 2017, compared with cash of $463,773 at December 31, 2016, a decrease of $412,449. The decrease in cash during the nine months ended September 30, 2017, was attributed to cash used in operating activities of $277,416 and cash used in investing activities of $135,033.

Operating Activities

Continuing Operations

We had net cash used in operating activities for continuing operations of $267,216 for the nine months ended September 30, 2017, which consisted of a net loss from continuing operations of $299,201; partially offset by depreciation of $500 and an increase in accounts payable and accrued liabilities of $31,485.

We had net cash used in operating activities for continuing operations of $58,223 for the nine months ended September 30, 2016, which consisted of a net loss from continuing operations of $59,098; partially offset by depreciation of $500 and an increase in accounts payable and accrued liabilities of $375.

Discontinued Operations

We had net cash used in operating activities from discontinued operations of $10,200 for the nine months ended September 30, 2017, which consisted of income from discontinued operations of $15,301, non-cash charges of $9,760; offset by an increase in working capital requirements of $35,261, consisting of a decrease in accounts payable and accrued liabilities of $41,449, partially offset by a decrease in prepaid and other assets of $6,188.

We had net cash provided by operating activities from discontinued operations of $180,589 for the nine months ended September 30, 2016, which consisted of income from discontinued operations of $125,018, non-cash charges of $84,070; partially offset by an increase in working capital requirements of $28,499, consisting of a decrease in security deposits of $25,035, a decrease in accounts payable and accrued liabilities of $2,608, and an increase in prepaid assets and other assets of $856.

Investing Activities

During the nine months ended September 30, 2017, $135,033 of cash was transferred to MJRE as part of the Exchange Offer to cover accrued property taxes and security deposits, less prepaid property insurance premiums, that were previously collected from the tenants of the real estate properties divested.

During the nine months ended September 30, 2016, we invested $150,000 in a $1,750,000 promissory note secured by the assignment of a mortgage on real estate property located in Miami, Florida. The promissory note paid interest at 12% per annum and provided for cash interest payments on a monthly basis, commencing on July 1, 2016. In September 2016, the $1,750,000 promissory note was repaid and the Company received proceeds of $150,000 as repayment.

Pursuant to the terms of a lease agreement previously held for the real estate property located in Aurora, Colorado, the Company paid $3,974 for building improvements to the property in Aurora, Colorado.

Financing Activities

There were no financing activities during the nine months ended September 30, 2017 and 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Inflation and Changing Prices

Neither inflation or changing prices for the three and nine months ended September 30, 2017, had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

During the interim period ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MJ HOLDINGS, INC.

Date: December 19, 2017	By:	/s/ Paris Balaouras
Paris Balaouras
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)