Form 10-K
period 2017-12-31
MJ Holdings, Inc.
filed 2018-07-27
CIK 1456857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-55900

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-8235905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3275 South Jones Blvd, Las Vegas, NV 89146
(Address of principal executive offices)

(702) 879-4440
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the securities act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2017, was $721,992.

The number of shares outstanding of the issuer’s Common Stock as of July 20, 2018, was 63,310,522.

MJ HOLDINGS, INC.
TABLE OF CONTENTS

i

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

ii

PART I

Item 1. Business

Company Background

MJ Holdings, Inc., a Nevada corporation (herein after “MJ Holdings”, the “Company”, “we”, “us”, and “our”), is a holding company whose subsidiaries provide infrastructure, consulting and construction services, in addition to holding, and managing third party state issued cultivation and production licenses.

MJ Holdings was originally incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida Limited Liability Company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January, 21 2009, Securitas EDGAR Filings LLC merged into Securitas EDGAR Filings, Inc., a Nevada corporation. On February 14, 2014, we amended and restated our Articles of Incorporation and changed our name to MJ Holdings, Inc.

From February 2014 to January 2017, we owned and leased real estate properties zoned for legalized marijuana operations to licensed marijuana operators.

On November 22, 2016, in connection with a plan to divest ourselves of our real estate business, we submitted to our stockholders an offer to exchange (the “Exchange Offer”) our common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company accepted for exchange 1,800,000 shares of the Company’s common stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company holds ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

Reverse Merger

On December 15, 2017, we acquired all of the issued and outstanding membership interests of Red Earth LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of our common stock of the Company and a promissory note in the amount of $900,000. The acquisition was accounted for as a reverse merger, whereby Red Earth was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. Upon the consummation of the acquisition, the now-former members of Red Earth became the beneficial owners of approximately 88% of the Company’s common stock, obtained controlling interest of the Company, and retained key management positions of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of Red Earth prior to the reverse merger in all future filings with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements after completion of the reverse merger will include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

Our corporate headquarters is located at 3275 South Jones Blvd Las Vegas, NV 89146 and our telephone number is (702) 879-4440. Our website address is: www.MJHoldingsinc.com. No information available on or through our websites shall be deemed to be incorporated into this Annual Report on Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s Pink® Open Market under the symbol “MJNE.”

Our Business

Through our acquisition of Red Earth and their wholly owned subsidiary, HDGLV, LLC (“HDGLV”) we expect to commence legal marijuana cultivation activities in the third quarter of 2018 upon approval by the Nevada Department of Taxation of the transfer of a Provisional Cultivation License to Red Earth and the required state and city approvals for our cultivation facility. It is our intention to grow our business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation and production management, and consulting services in the regulated cannabis industry.

Through Red Earth, we hold a provisional State of Nevada issued cannabis cultivation license, and through HDGLV, we hold a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which will be home to our cultivation facility.

Marijuana Industry Overview

Marijuana cultivation refers to the planting, tending, improving and harvesting of the flowering plant Cannabis, primarily for the production and consumption of cannabis flowers, often referred to as “buds”. The cultivation techniques for marijuana cultivation differ than for other purposes such as hemp production and generally references to marijuana cultivation and production do not include hemp.

Cannabis belongs to the genus Cannabis in the family Cannabaceae and for the purposes of production and consumption, includes three species, C. sativa (“Sativa”), C. indica (“Indica”), and C. ruderalis (“Ruderalis”). Sativa and Indica generally grow tall with some varieties reaching approximately 4 meters. The females produce flowers rich in tetrahydrocannabinol (“THC”). Ruderalis is a short plant and produces trace amounts of THC but is very rich in cannabidiol (“CBD”), which is an antagonist (inhibits the physiological action) to THC.

As of December 2017, there are a total of 30 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

As of December 2017, 30 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different. Additionally, 8 states and the Washington D.C. now allow for recreational use of marijuana. (California became the 9th state to legalize adult recreational marijuana use in January 2018).

Decriminalization of marijuana varies by state. As of January 2018, 13 states have decriminalized the non-medical use and possession of marijuana for personal consumption. Decriminalization generally means that violators of local marijuana laws may be subject to civil penalty rather than face criminal prosecution. In three states, Idaho, South Dakota and Kansas, the cultivation, possession or use of marijuana is strictly prohibited and violators may be subject to criminal prosecution.

For example, Nevada legalized marijuana for recreational use, effective July 1, 2017, making it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, businesses can legally, pursuant to state regulations, cultivate, process, dispense, distribute, and test marijuana products under certain conditions.

The dichotomy between federal and state laws has also limited the access to banking and other financial services by marijuana businesses. Recently the U.S. Department of Justice and the U.S. Department of Treasury issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must now file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, since the same guidance noted that banks could still face prosecution if they provide financial services to marijuana businesses, it has led to the widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws.

The United States Department of Justice (the “DOJ”) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

Furthermore, H.R. 83, known as the Rohrabacher-Blumenauer is an amendment to the annual appropriations bill that prohibits the Department of Justice from using federal funds to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until September 30, 2018.

We are monitoring the Trump administration’s, the DOJ’s and Congress’ positions on federal marijuana law and policy. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

We currently operate medical marijuana businesses in Nevada. Although the possession, cultivation and distribution of marijuana is permitted in Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable state laws and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

Red Earth / HDGLV

Red Earth’s assets are a provisional cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada and all of the outstanding membership interests in HDGLV LLC, which holds a triple net leasehold interest in a 17,298 square-foot building located at 2310 Western Avenue in Las Vegas, Nevada, which we will operate as an indoor marijuana cultivation and an agritourism destination. We expect to complete construction of this facility by early Q3 2018. This facility is intended to serve as a draw for tourists who desire to visit, see, and learn about the inner-workings of a cannabis cultivation facility.

In April 2018, the State of Nevada finalized and approved the transfer of our provisional cultivation license to Red Earth. In July 2018, we completed the first phase of construction on our cultivation facility and expect to obtain final approvals towards perfecting the cultivation license from the appropriate authorities, but we can provide no assurances on the receipt and/or timing of the final approvals.

We may face substantial competition in the operation of cultivation facilities in Nevada. Numerous other companies have also been granted cultivation licenses, and, therefore, we anticipate that we will face competition from these other companies. Our management team has experience in successfully developing, implementing, and operating marijuana cultivation and related businesses in other legal cannabis markets. We believe our experience in cultivation and facility management will provide us with a competitive advantage over our competitors.

Revenue

From inception (October 17, 2016) to December 31, 2017, we had not generated any revenues. Subject to the receipt of the required State of Nevada and City of Las Vegas approvals, we expect to commence operation of our cultivation facility in Q3 2018 and realize revenues beginning in Q4 2018. There can be no assurance that we will receive the requisite approvals or that we will generate meaningful revenues thereafter.

Employees

As of December 31, 2017, we had 4 full-time employees.

Item 1A. Risk Factors

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operations, cash flows, or prospects. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position. See also “Cautionary Note Regarding Forward-Looking Statements.”

Risks Relating to Our Business and Industry

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements includes a going concern explanatory paragraph in which such firm expressed substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, we are a development stage company with current operations established in October 2016. The Company’s primary asset is a provisional Medical Marijuana Establishment Registration Certificate issued by the State of Nevada for the cultivation of medical marijuana. There is no assurance on the receipt and/or timing of final approvals from the appropriate authorities. We have not generated any revenues from inception (October 17, 2016) to December 31, 2017 and had an accumulated deficit of $362,521 as of December 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.

We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can sell cannabis products in a manner that enables us to be profitable and meet customer requirements, obtain the necessary permits and/or achieve certain milestones to develop our cultivation businesses, enhance our line of cannabis products, develop and maintain relationships with customers and strategic partners, to raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flow.

Any forecasts we make about our operations may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in our product lines, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain, and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations, and financial condition. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges, and uncertainties, the value of your investment could be significantly reduced or completely lost.

We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.

We have limited capital resources and operations. To date, our operations have been funded primarily from the proceeds of equity financings. We may require additional capital in the near future to develop business operations at our proposed production facilities in Las Vegas, Nevada, to expand our production of our future franchise production lines, to develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing stockholders will be reduced and our stockholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of our Common Stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of Common Stock could limit our ability to obtain equity financing.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.

The industries in which we operate in general are subject to intense and increasing competition. Some of our competitors may have greater capital resources, facilities, and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

If we fail to protect our intellectual property, our business could be adversely affected.

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our intellectual property to distinguish our products from our competitors’ products. We rely on copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.

Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.

Competitors may also harm our sales by designing products that mirror our products or processes without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar products or processes or designing around our intellectual property.

Although we believe that our products and processes do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell or processes we employ are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or processes or obtain a license for the manufacture and/or sale of such products or processes or cease selling such products or employing such processes. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

There can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or processes are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.

Our trade secrets may be difficult to protect.

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties’ confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

These confidentiality, inventions, and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our business, financial condition, results of operations, and cash flow may in the future be negatively impacted by challenging global economic conditions.

Future disruptions and volatility in global financial markets and declining consumer and business confidence could lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration, or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industries. In particular, if the marijuana industry continues to grow, demand for personnel may become more competitive. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.

We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

●	The need for continued development of our financial and information management systems;

●	The need to manage strategic relationships and agreements with manufacturers, customers, and partners; and

●	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business

Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees or retaining existing employees.

We cannot provide assurances that our management will be able to manage this growth effectively. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, or results of operations.

If we are unable to continually innovate and increase efficiencies, our ability to attract new customers may be adversely affected.

In the area of innovation, we must be able to develop new technologies and products that appeal to our customers. This depends, in part, on the technological and creative skills of our personnel and on our ability to protect our intellectual property rights. We may not be successful in the development, introduction, marketing, and sourcing of new technologies or innovations, that satisfy customer needs, achieve market acceptance, or generate satisfactory financial returns.

We are dependent on the popularity of consumer acceptance of our product lines.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our product lines. Acceptance of our products will depend on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced.

A drop in the retail price of medical marijuana products may negatively impact our business.

The demand for our products depends in part on the price of commercially grown marijuana. Fluctuations in economic and market conditions that impact the prices of commercially grown marijuana, such as increases in the supply of such marijuana and the decrease in the price of products using commercially grown marijuana, could cause the demand for medical marijuana products to decline, which would have a negative impact on our business.

Federal regulation and enforcement may adversely affect the implementation of medical cannabis laws and regulations may negatively impact our revenues and profits.

Currently, there are 30 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

On January 4, 2018, Attorney General Jeff Sessions, rescinded guidance previously to federal law enforcement, regarding Marijuana Enforcement to all United States Attorneys in a memorandum known as the “Cole Memo”. The memorandum provided that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

The guidance, which has since been rescinded set forth certain enforcement priorities that are important to the federal government:

●	Distribution of marijuana to children;

●	Revenue from the sale of marijuana going to criminals;

●	Diversion of medical marijuana from states where it is legal to states where it is not;

●	Using state authorized marijuana activity as a pretext of other illegal drug activity;

●	Preventing violence in the cultivation and distribution of marijuana;

●	Preventing drugged driving;

●	Growing marijuana on federal property; and

●	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, known as the Rohrabacher-Blumenauer is an amendment to the annual appropriations bill that prohibits the Department of Justice from using federal funds to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until September 30, 2018.

We could be found to be violating laws related to medical cannabis.

Currently, there are 30 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. Because we cultivate, produce, sell and distribute medical marijuana, we have risk that we will be deemed to facilitate the selling or distribution of medical marijuana in violation of federal law. Finally, we could be found in violation of the CSA in connection with the sale of any marijuana products. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized medical cannabis, may restrict marijuana-related activities, including activities related to medical cannabis, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of February 2018, nine states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.

Our website is visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions.

Marijuana remains illegal under federal law.

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

We are not able to deduct some of our business expenses.

Section 280E of the Internal Revenue Code prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of nondeductible expenses is to its total revenues. Therefore, our marijuana business may be less profitable than it could otherwise be.

We may not be able to attract or retain any independent directors.

Our board of directors is not currently comprised of a majority of independent directors. We may have difficulty attracting and retaining independent directors because, among other things, we operate in the marijuana industry.

We may not be able to successfully execute on our merger and acquisition strategy

Our business plan depends in part on merging with or acquiring other businesses in the marijuana industry. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses, and to retain their customers. Any acquisition may result in diversion of management’s attention from other business concerns, and such acquisition may be dilutive to our financial results and/or result in impairment charges and write-offs. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction.

Although we expect to realize strategic, operational and financial benefits as a result of our acquisitions, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business.

Any future acquisition could involve other risks, including the assumption of unidentified liabilities for which we, as a successor owner, may be responsible. These transactions typically involve a number of risks and present financial and other challenges, including the existence of unknown disputes, liabilities, or contingencies and changes in the industry, location, or regulatory or political environment in which these investments are located, that our due diligence review may not adequately uncover and that may arise after entering into such arrangements.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our cultivation, and production operations

Local, state, and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our cultivation and production businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate the medical marijuana business.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations for our cultivation and production businesses, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical marijuana business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation in the medical marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. We have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority. Certain of our operating subsidiaries, may in the future engage in the distribution of marijuana; however, we have not been, and are not currently, subject to any material litigation, complaint or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority with respect to the business of any our subsidiaries.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, many banks will not accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our medical marijuana businesses. If any of our bank accounts are closed, we may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

Our officers and directors have substantial equity ownership in the Company and substantial control over certain corporate actions.

As of July 20, 2018, our officers and directors owned approximately 33.3% of our outstanding Common Stock and thus exercise substantial control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions.

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors’ views of us.

Our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

●	lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors (“Board”), resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	inadequate segregation of duties consistent with control objectives; and

●	ineffective controls over period end financial disclosure and reporting processes.

The failure to implement and maintain proper and effective internal controls and disclosure controls could result in material weaknesses in our financial reporting, such as errors in our financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. In particular, we may have difficulty obtaining insurance because we operate in the marijuana industry. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

If our products are contaminated, we may have litigation and products liability exposure.

We source some of our products from third-party suppliers. Although we are required by Nevada law to test the products we receive from third-party suppliers, we may not identify all contamination in those products. Possible contaminates include pesticides, molds and fungus. If a customer suffers an injury from our products, they may sue us in addition to the supplier and we may not have adequate insurance to cover any such claims, which could result in a negative effect on our results of operations.

Some of our lines of business rely on our third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, security or privacy breaches, or failures in data collection could expose us to liability and harm our business and reputation.

Some of our lines of business and services rely on services hosted and controlled directly by third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or software services is negatively affected, or if one of our service providers were to terminate its agreement with us, we might not be able to deliver access our data, which could subject us to reputational harm and cause us to lose customers and future business, thereby reducing our revenue.

We may hold large amounts of customer data, some of which will likely be hosted in third-party facilities. A security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect or breach of our security could damage our reputation, result in the loss of customers and harm our business.

Because of the data we expect to collect and manage using our hosted solutions, it is possible that hardware or software failures or errors in our systems (or those of our third-party service providers) could result in data loss or corruption, cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant or cause us to fail to meet committed service levels. Furthermore, our ability to collect and report data may be delayed or interrupted by a number of factors, including access to the Internet, the failure of our network or software systems or security breaches. In addition, computer viruses or other malware may harm our systems, causing us to lose data, and the transmission of computer viruses or other malware could expose us to litigation. We may also find, on occasion, that we cannot deliver data and reports in near real time because of a number of factors, including failures of our network or software. If we supply inaccurate information or experience interruptions in our ability to capture, store and supply information in near real time or at all, our reputation could be harmed and we could lose customers, or we could be found liable for damages or incur other losses. Moreover, states in which we operate may require that we maintain certain information about our customers and transactions. If we fail to maintain such information, we could be in violation of state laws.

Risks Related to an Investment in Our Securities

We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of Common Stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

The relative lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our senior management has limited experience in managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements, including the establishing and maintaining of internal controls over financial reporting. Any such deficiencies, weaknesses, or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, we could be subject to the imposition of fines and penalties, and our management would have to divert resources from attending to our business plan.

Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our Common Stock is categorized as “penny stock.” The Securities and Exchange Commission has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers or agreements entered into with our directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders.

Our Articles of Incorporation authorize the issuance of up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, with a par value of $0.001 per share. As of July 20, 2018, we had 63,310,522 shares of Common Stock, outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders.  Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Nevada has a business combination law that prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is potentially to discourage parties interested in taking control of us from doing so if they cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Articles of Incorporation, contractual restrictions, and such other factors as our Board deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired or for prices that they deem acceptable.

Item 1B. Unresolved Staff Comments

The disclosures are not applicable to us.

Item 2. Properties

Our principal office is located at 3275 South Jones Boulevard, Las Vegas, Nevada, where we occupy 3,250 square-feet subject to a monthly lease payment of $5,500.  The current lease is for a term of 18 months, expires on May 31, 2019, and is renewable at our option.

We hold a triple net leasehold interest in a 17,298 square-foot building located at 2310 Western Avenue, Las Vegas, Nevada. The lease is for an initial term of 10 years, with a 12-month rent abatement. The commencement date of the lease is June 29, 2017. The lease includes two options to extend, each for an additional 5 years. The lease grants Tenant an option to purchase the property on or after the 25th month of the lease and continuing through the 60th month of the lease for the sum of $2,607,880. Currently, we have no intention to exercise the purchase option.

Item 3. Legal Proceedings

As of the date of this Annual Report on Form 10-K, there are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 4. Mine Safety Disclosures

The disclosures are not applicable to us.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol MJNE. The following table sets forth the high and low closing bid prices of our common stock for the quarterly periods for the years ended December 31, 2017 and 2016. These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Closing Bid Price per Share 2017		Closing Bid Price per Share 2016
	High	Low	High	Low
First Quarter	1.08	0.58	0.62	0.62
Second Quarter	1.00	0.75	1.00	0.65
Third Quarter	0.95	0.55	1.00	0.635
Fourth Quarter	4.10	0.63	3.50	0.53

Holders

As of July 20, 2018, there were 103 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in “street” name.

Dividends

We did not pay any cash dividends on our common stock during 2017 or 2016 and have no intention of doing so in the foreseeable future. We intend to retain any earnings for use in our operations and the expansion of our business. Any future determination to declare and pay cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on our financial condition, results of operations, liquidity, capital requirements, general business conditions, any contractual restriction on the payment of dividends and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

In connection with and contemporaneously with the Reverse Merger, in December 2017, we sold an aggregate of 3,524,496 shares of our common stock at a price of $0.75 per share for gross proceeds of $2,643,372 to 43 otherwise unaffiliated third parties. Between January 2018 and the date of this Annual Report, we sold an additional 762,000 shares of our common stock at a price of $0.75 per share for gross proceeds of $571,500 to 13 unaffiliated third parties. The proceeds of the common stock sales will be used to develop certain business opportunities, including but not limited to monetizing the acquired Red Earth asset.

The shares were sold and issued pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder (“Regulation D”) since, among other things, the transactions did not involve a public offering or a general solicitation and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

During March and June 2018, we offered and sold 6,448 shares of Common Stock to two unaffiliated third parties in exchange for providing professional services to us. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

All of the securities referenced in this section have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the fourth quarter of the year ended December 31, 2017.

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

Company Background

MJ Holdings, Inc. is a holding company whose subsidiaries provide infrastructure, consulting and construction services, in addition to holding, and managing third party state issued cultivation and production licenses.

MJ Holdings, Inc. was originally incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida Limited Liability Company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January, 21 2009, Securitas EDGAR Filings LLC merged into Securitas EDGAR Filings, Inc., a Nevada corporation. On February 14, 2014, we amended and restated our Articles of Incorporation and changed our name to MJ Holdings, Inc.

From February 2014 to January 2017, we owned and leased real estate properties zoned for legalized marijuana operations to licensed marijuana operators.

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

Reverse Merger

On December 15, 2017, we acquired all of the issued and outstanding membership interests of Red Earth LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of common stock of the Company, par value $0.001 and a Promissory Note in the amount of $900,000. The merger was accounted for as a reverse merger, whereby Red Earth was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. As a result of the acquisition, the members of Red Earth became the beneficial owners of approximately 88% of the Company’s common stock immediately following the acquisition, obtained controlling interest of the Company, and retained key management positions of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of Red Earth prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements after completion of the reverse merger will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

Our corporate headquarters is located at 3275 South Jones Blvd., Las Vegas, NV 89146, and our telephone number is (702) 879-4440. Our website address is: www.MJHoldingsinc.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s listing service under the symbol “MJNE.”

Our Business

Through our acquisition of Red Earth and their wholly owned subsidiary, HDGLV, LLC (“HDGLV”) we expect to commence legal marijuana cultivation activities in the third quarter of 2018 upon approval by the Nevada Department of Taxation of the transfer of a Provisional Cultivation License to Red Earth and the required state and city approvals for our cultivation facility. It is our intention to grow our business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation and production management, and consulting services in the regulated cannabis industry.

Through Red Earth, we hold a provisional State of Nevada issued cannabis cultivation license, and through HDGLV, we hold a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which will be home to our cultivation facility.

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

Revenue Recognition

The Company recognizes revenue from the sales of products or services rendered when the following four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Operating Leases

The Company leases production and warehouse facilities and office space under operating leases. Operating lease agreements may contain rent escalation clauses, rent holidays or certain landlord incentives, including tenant improvement allowances. Rent expense with scheduled rent increases or landlord incentives are recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the property.

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

Results of Operations for the Year Ended December 31, 2017

The Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of Red Earth, the “accounting acquirer,” based on the accounting treatment for reverse merger transactions. Since Red Earth was established in October 2016 and had no results of operations during 2016, no comparisons to prior periods are available for the Company’s 2017 results of operations.

The Company has not generated any revenues from inception (October 17, 2016) to December 31, 2017. During the first quarter of 2018, we began accepting customer deposits for the sale, design, installation and/or construction of greenhouse solutions to be used in the cultivation process in the cannabis industry. We expect to begin generating revenues from these greenhouse projects during the fourth quarter of 2018.

Operating Expenses

General and administrative expenses were $270,267 for the year ended December 31, 2017. The general and administrative expenses consisted of facility costs of $179,615, of which $104,565 was for non-cash deferred rent expense, professional fees of $53,480, conferences and travel expense of $24,481, and other administrative costs of $12,691.

Interest Expense

The Company recorded $64,521 of interest expense during the year ended December 31, 2017. The interest expense was associated with an investor’s advance of $350,000 to fund the acquisition of a Provisional Grow License in February 2017. Interest expense for the year was comprised of a $50,000 fee due to the investor for consideration of the advance and the amortization of debt issuance costs paid in conjunction with securing the $350,000 advance.

Liquidity and Capital Resources

The following table summarizes the cash flows for the year ended December 31, 2017:

2017
Cash Flows:

Net cash used in operating activities	(122,453)
Net cash used in investing activities	(317,535)
Net cash provided by financing activities	2,953,851

Net increase in cash	2,513,863
Cash at beginning of year	—

Cash at end of year	$2,513,863

The Company had cash of $2,513,863 at December 31, 2017, compared with cash of $0 at December 31, 2016. The increase in cash during 2017 was attributed to cash provided by financing activities of $2,953,851, partially offset by $317,535 of cash used in investing activities and $122,453 of cash used in operating activities.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017, was $122,453, which consisted of a net loss of $334,788, plus an increase in prepaids and other assets of $22,883; partially offset by non-cash expenses of $169,086 and an increase in accounts payable and accrued liabilities of $66,132.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2017, was $317,535, which consisted of the purchase of a provisional grow license issued in the State of Nevada for $300,000 and building improvements of $17,535.

Financing Activities

During 2017, the Company raised $2,643,372 through the sale of shares of the Company’s common stock at $0.75 per share and will continue to raise capital in 2018 to fund the build out and development of our business operations. In addition, the Company received gross proceeds of $350,000 from an investor advance to fund the purchase of a provisional grow license issued by the State of Nevada, partially offset by debt issuance costs of $14,521 and the $25,000 distribution to founding member.

The Company expects to begin generating revenues during the third quarter of 2018 but will likely incur additional net losses during this time period. Although we can provide no assurances, we believe our cash on hand and our ability to raise additional capital will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2017 had a material impact on our operations.

Item 8. Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from “Item 15. Exhibits and Financial Statement Schedules” of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2017.

In connection with the preparation of our financial statements for the year ended December 31, 2017, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. We lack sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2018, as our business operations expand, the Company plans to hire additional employees and engage outside professionals to address the material weaknesses identified above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

The names of our directors and executive officers and certain information about them are set forth below:

Name of Director	Age	Position with Company	Director Since
Paris Balaouras	46	CEO and Chairman of the Board of Directors	December 15, 2017
John R. Wheeler	66	CFO	-
Andrew Boutsikakis	41	President	-

Paris Balaouras was appointed CEO and Chairman of the Board of Directors of MJ Holdings, Inc. on December 15, 2017. Mr. Balaouras has significant experience in the development and operations of legal cannabis businesses, including license acquisition, facility management, cannabis cultivation and legislative initiatives. During the past five years Mr. Balaouras has raised over $100,000,000 for the development, construction and launch of cannabis related businesses in Arizona, California and Nevada. Mr. Balaouras was the founding and managing partner of Acres Medical, LLC until February 2016. While with Acres Medical Paris was instrumental in raising investment capital for the acquisition of five Nevada Medical and Recreational Marijuana Establishment Certificates, the development and opening of a 20,000 sq. ft dispensary in Las Vegas, and the opening of a 37-acre cultivation facility in the Amargosa Valley, creating the largest cultivation site in the State of Nevada. In 2016, while serving as the Principal Officer at Natural Remedy Patient Center, Paris obtained an Arizona dispensary, cultivation and production license. Mr. Balaouras is a member of the NDA (Nevada Dispensary Association), ASA (Americans for Safe Access) and NORML (the National Organization for the Reform of Marijuana Laws).

John R. Wheeler, Jr. has over 40 years of experience in accounting and 10 years with companies in the cannabis industry. Mr. Wheeler graduated from the University of Arizona with a Bachelors in Accounting and received his CPA license in 1979. Starting his career, Mr. Wheeler worked for the IRS for 6 years and later worked for multiple CPA companies in California for 10 years. For the last 27 years, Mr. Wheeler ran his own CPA companies: Rocky Wheeler CPA and Wheeler & Associates CPA’s.

Andrew Boutsikakis has over 15 years of sales experience in financial services, communications and business development. In 2014 Mr. Boutsikakis formed AB Consulting Group to focus his efforts in the emerging medical marijuana industry in Nevada and Arizona. AB Consulting provided corporate consulting services primarily in sales, licensing and mergers & acquisition to the legal cannabis industry. Previously, Andrew was the sales director at Markets Media and director of business development at Cohere Communication. In March of 2017, Mr. Boutsikakis became a consultant for Red Earth, LLC and joined MJ Holdings, Inc as their President in December 2017.

Significant Employees

We do not currently have any significant employees other than our executive officers.

Family Relationships

There are no familial relationships by and between Mr. Balaouras and any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

Board Committees

Our board does not have a standing audit committee, a compensation committee, a nominating and governance committee, or committees performing similar functions, and, therefore, the entire board of directors performs such functions. The Company’s common stock is not currently listed on any national exchange and we are not required to maintain such committees by any self-regulatory agency. Management does not believe it is necessary for the board of directors to appoint such committees because the volume of matters that currently and historically has come before the board of directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making.

The Company does not currently have an audit committee financial expert. Management does not believe it is necessary to for the board of directors to designate an audit committee financial expert at this time due to our limited operating history and the limited volume of matters that come before the board of directors requiring such an expert.

Director Compensation

Our board does not have any non-employee directors and no additional compensation is paid to any of our employee directors for serving as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

We are a voluntary filer and Section 16(a) of the Securities Exchange Act of 1934, as amended, is not applicable to us.

Code of Ethics

The Company has adopted a code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act of 1933, as amended, titled, “Business Conduct: “Code of Conduct and Policy,” that applies to all of the Company's employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Current Report on Form 8-K.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2017 and 2016, by our Chief Executive Officer and our two other most highly compensated executive officers (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2017. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paris Balaouras	2017	-							-
Chief Executive Officer	2016	-							-

John R. Wheeler	2017	-							-
Chief Financial Officer	2016	-							-

Andrew Boutsikakis	2017	$15,000							$15,000
President	2016	-							-

Shawn Chemtov	2017	$75,000	$75,000						$150,000
Former co-Chief Executive Officer	2016	-							-

Adam Laufer	2017	$74,120	$75,000						$149,120
Former co-Chief Executive Officer	2016	-							-

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of our common stock classified as exercisable and unexercisable as of December 31, 2017, for the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Paris Balaouras	-	-	-	-	-	-	-	-	-
John R. Wheeler	-	-	-	-	-	-	-	-	-
Andrew Boutsikakis	-	-	-	-	-	-	-	-	-
Shawn Chemtov	-	-	-	-	-	-	-	-	-
Adam Laufer	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of July 20, 2018:

●	each person whom we know beneficially owns more than 5% of our common stock;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this Annual Report, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned and percentage ownership was based on 63,310,522 shares outstanding on July 20, 2018.

Name of Beneficial Owner/Management and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Total Shares of Common Stock Beneficially Owned
Directors and Executive Officers:

Paris Balaouras (1) (3)	20,319,500	32.1%
Chief Executive Officer and Director

John R. Wheeler (2) (3)	700,000	1.1%
Chief Financial Officer

Andrew Boutsikakis (3)	150,000	0.2%
President

All directors and executive officers as a group (3 persons)	21,169,500	33.4%
Five Percent Beneficial Owner:
Red Dot Development LLC (4)	25,056,484	39.6%

(1)	Mr. Balaouras beneficially owns 20,319,500 shares of our common stock, held by Roll On LLC, a limited liability company in which Mr. Balaouras is a member and manager.

(2)	Mr. Wheeler acquired his shares in our recent private placement at $0.75 per share, for an aggregate cost of $500,000.

(3)	The business address is 3275 South Jones Boulevard, Suite 104, Las Vegas, NV 89146.

(4)	The business address is 400 South 4th Street, Suite 500, Las Vegas, NV 89101. The managing member of Red Dot Development LLC is Ron Sassano.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of transactions since October 17, 2016, to which we have been a party in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	our directors and executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

On December 15, 2017, as part of the Reverse Merger transaction, the Company issued a convertible note payable in the amount of $900,000 to the now-former members of Red Earth. At the time of the transaction, Paris Balaouras, the Company’s Chief Executive Officer, was a 50% partner and managing member of Red Earth.

In December 2017, upon completion of the Reverse Merger, the Company’s $400,000 debt obligation was assumed by Paris Balaouras, the Chief Executive Officer of the Company.

Board Composition and Director Independence

Our business and affairs are managed under the direction of the board of directors. Our board of directors is currently comprised of one member, Mr. Paris Balaouras. Because of his relationship to the Company, Mr. Balaouras is not “independent” under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services.

Paritz & Company, P.A. (“Paritz”) has served as the Company’s independent registered public accounting firm for the years ended December 31, 2017 and 2016. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2017 and 2016, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Paritz & Company, P.A.
	2017	2016
Audit fees	$28,200	$15,475
Audit related fees	-	500
Tax fees	-	-
Other fees	-	-
Total Fees	$28,200	$15,975

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of Documents filed as part of this report:

(1) Financial Statements

●	Report of Paritz & Co., Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2017 and 2016

●	Consolidated Statements of Operations for the year ended December 31, 2017 and from inception (October 17, 2016) to December 31, 2016

●	Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2017 and from inception (October 17, 2016) to December 31, 2016

●	Consolidated Statements of Cash Flows for the year ended December 31, 2017 and from inception (October 17, 2016) to December 31, 2016

●	Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits.

The following exhibits are filed herewith or incorporated herein by reference.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
4.4	Specimen Common Stock Certificate (2)
10.1 *	Lease for Principal Corporate Office
10.2 *	Lease for Cultivation Facility
21.1 *	Subsidiaries of the Registrant
14.1	Code of Ethics (2)
31.1*	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Periodic Report on Form 8-K as filed with the SEC on February 28, 2014.

(2)	Incorporated by reference to Registration Statement on Form S-1, filed with the Securities and Exchange Commission, Registration Statement File No. 333-167824, on June 28, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MJ Holdings, Inc.

Las Vegas, NV

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MJ Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2017 and for the period from inception (October 17, 2016) to December 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from inception (October 17, 2016) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the financial statements, the Company’s primary asset is a provisional Medical Marijuana Establishment Registration Certificate issued by the State of Nevada for the cultivation of medical marijuana. There is no assurance on the receipt and/or timing of final approvals from the appropriate authorities. The Company has not generated any revenues from inception (October 17, 2016) to December 31, 2017 and has an accumulated deficit of $362,521. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Paritz& Company, P.A.

We have served as the Company’s auditor since 2011.

Hackensack, NJ

July 26, 2018

MJ Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

	2017	2016
Assets
Current assets:
Cash	$2,513,863	$—
Prepaid assets	5,500	—
Total current assets	2,519,363	—
Deposits	42,383	25,000
Intangible assets, net of accumulated amortization of $0	300,000	—
Property and equipment, net of accumulated depreciation of $0	17,535	—
Noncurrent assets held for disposition	584	—
Total Assets	$2,879,865	$25,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$70,382	$—
Convertible note payable due to related party	900,000	—
Total current liabilities	970,382	—
Deferred rent	104,565	—
Total Liabilities	1,074,947	—

Commitments and contingencies

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001, 95,000,000 shares authorized; 62,675,407 and 52,732,969 shares issued and outstanding as of December 31, 2017 and 2016, respectively	62,675	52,733
Additional paid-in capital	1,704,764	—
Common stock to be issued of 533,333 shares	400,000	—
Accumulated deficit	(362,521)	(27,733)
Total Stockholders’ Equity	1,804,918	25,000
Total Liabilities and Stockholders’ Equity	$2,879,865	$25,000

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31, 2017	From Inception (October 17, 2016) to December 31, 2016
Net revenues	$—	$—

Operating Expenses:
General and administrative expenses	270,267	—
Total operating expenses	270,267	—

Operating loss	(270,267)	—

Interest expense	(64,521)	—

Loss before provision for income taxes	(334,788)	—

Provision for income taxes	—	—

Net loss	$(334,788)	$—

Basic and diluted net loss per common share:
Weighted average shares outstanding	53,149,168	52,732,969
Net loss per common share	$(0.01)	$0.00

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the year ended December 31, 2017 and from Inception (October 17, 2016) to December 31, 2016

	Preferred Stock		Common Stock		Common Stock to be	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Equity
Balance at Inception (October 17, 2016)	—	$—	—	$—	$—	$—	$—	$—

Common stock issued to founder	—	—	52,732,969	52,733	—	(25,000)	(27,733)	—
Capital contribution	—	—	—	—	—	25,000	—	25,000

Balance at December 31, 2016	—	—	52,732,969	52,733	—	—	(27,733)	25,000

Distribution	—	—	—	—	—	(25,000)	—	(25,000)
Effect of reverse merger	—	—	6,951,275	6,951	—	(510,617)	—	(503,666)
Issuance of common stock in private placement	—	—	2,991,163	2,991	—	2,240,381	—	2,243,372
Common stock subscribed, but not issued	—	—	—	—	400,000	—	—	400,000
Net loss	—	—	—	—	—	—	(334,788)	(334,788)

Balance at December 31, 2017	—	$—	62,675,407	$62,675	$400,000	$1,704,764	$(362,521)	$1,804,918

See accompanying notes to financial statements

MJ Holdings, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2017	From Inception (October 17, 2016) to December 31, 2016
Cash flow from operating activities:
Net loss	$(334,788)	$—

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	14,521	—
Amortization of deferred rent expense	104,565	—
Non-cash interest expense	50,000	—
Changes in operating assets and liabilities:
Prepaid assets	(5,500)	—
Deposits	(17,383)	(25,000)
Accounts payable and accrued liabilities	66,132	—
Net Cash Used in Operating Activities	(122,453)	(25,000)

Cash flow from investing activities:
Purchase of provisional grow license	(300,000)	—
Purchase of property, equipment, and building improvements	(17,535)	—
Net Cash Used in Investing Activities	(317,535)	—

Cash flow from financing activities:
Capital contribution	—	25,000
Distribution	(25,000)	—
Proceeds from issuance of common stock	2,243,372	—
Proceeds from common stock to be issued	400,000	—
Proceeds from issuance of note payable	350,000	—
Payment of debt issuance costs	(14,521)	—
Net Cash Provided by Financing Activities	2,953,851	25,000

Net increase in cash	2,513,863	—

Cash at beginning of year	—	—
Cash at end of year	$2,513,863	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Net liabilities incurred in connection with reverse merger	$(503,666)	$—

See accompanying notes to financial statements

MJ Holdings, Inc.

Notes to the Consolidated Financial Statements

December 31, 2017

Note 1 — Description of Business

MJ Holdings, Inc. is a holding company whose subsidiaries provide infrastructure, consulting and construction services, in addition to holding, and managing third party state issued cultivation and production licenses.

MJ Holdings, Inc. was originally incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida Limited Liability Company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January, 21 2009, Securitas EDGAR Filings LLC merged into Securitas EDGAR Filings, Inc., a Nevada corporation. On February 14, 2014, we amended and restated our Articles of Incorporation and changed our name to MJ Holdings, Inc.

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

Reverse Merger

On December 15, 2017, we acquired all of the issued and outstanding membership interests of Red Earth LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of common stock of the Company, par value $0.001 and a Promissory Note in the amount of $900,000. The merger was accounted for as a reverse merger, whereby Red Earth was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. As a result of the acquisition, the members of Red Earth became the beneficial owners of approximately 88% of the Company’s common stock immediately following the acquisition, obtained controlling interest of the Company, and retained key management positions of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of Red Earth prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements after completion of the reverse merger will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Red Earth, LLC, HDGLV, LLC, Icon Management, LLC, and Prescott Management, LLC. Intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level one - Quoted market prices in active markets for identical assets or liabilities;

●	Level two - Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

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

Cash

Cash includes cash on hand and deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less. The Company maintains its cash in bank deposit accounts.

The Company has cash in financial institutions in excess of Federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Cash exceeding federally insured limits amounted to $2,263,863 as of December 31, 2017.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments such as, but not limited to placement agent fees, attorney fees and state documentary fees are capitalized, netted against the carrying amount of the debt instrument, and charged to interest expense over the term of the loan.

Long –lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during the year ended December 31, 2017, and from inception (October 17, 2016) to December 31, 2016.

Revenue Recognition

The Company recognizes revenue from the sales of products or services rendered when the following four revenue recognition criteria have been met: persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

The Company has not generated any revenues for the year ended December 31, 2017, and from inception (October 17, 2016) to December 31, 2016.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

Operating Leases

The Company leases production and warehouse facilities and office space under operating leases. Operating lease agreements may contain rent escalation clauses, rent holidays or certain landlord incentives, including tenant improvement allowances. Rent expense with scheduled rent increases or landlord incentives are recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the property.

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

Recent Accounting Pronouncements

In December 2017, the Securities and Exchange Commission (“SEC”) released accounting guidance for the accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded. The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update related to accounting for leases. The guidance introduces a lessee model that requires most leases to be reported on the balance sheet. The accounting standard update aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The guidance also eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2020, with early adoption in fiscal 2019 permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In May 2014, FASB issued guidance to clarify the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a comprehensive framework for revenue recognition that supersedes current general revenue guidance and most industry-specific guidance. In addition, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In July 2015, the FASB delayed the effective date of the new guidance to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is now permitted after the original effective date of December 15, 2016. The Company is still evaluating the impact of adopting the new accounting guidance but does not expect the adoption to have a material impact on its consolidated financial statements.

Note 3 — Reverse Merger

On December 15, 2017, the Company acquired all of the issued and outstanding membership interests of Red Earth LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of common stock of the Company, par value $0.001 and a Promissory Note in the amount of $900,000. The merger was accounted for as a reverse merger, whereby Red Earth was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. As a result of the acquisition, the members of Red Earth became the beneficial owners of approximately 88% of the Company’s common stock immediately following the acquisition, obtained controlling interest of the Company, and retained key management positions of the Company. In accordance with the accounting treatment for a “reverse merger,” Red Earth was treated as the “acquiring company” and MJ Holdings was treated as the “acquired company.” The Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of Red Earth prior to the reverse merger in all future filings with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements after completion of the reverse merger will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

The assets acquired and liabilities assumed recorded from the acquisition of MJ Holdings were recognized at their fair values as of the effective acquisition date, December 15, 2017. The following table summarizes the fair values assigned to the assets acquired and liabilities assumed:

December 15, 2017
Assets Acquired:
Website (recorded as Asset Held for Disposition)	$584

Liabilities Assumed:
Accounts payable and accrued liabilities	(4,250)
Convertible note payable due to related party	(900,000)
Less: Assumption of existing liability by related party (see Note 7)	400,000

Net Liabilities Acquired	$(503,666)

Note 4 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. In December 2017, the Company acquired 100% of the assets and operations of Red Earth, as discussed above in Note 3, and changed its business operations to provide a 360-degree spectrum of infrastructure, construction, cultivation management, production management, distribution consulting and operating services to cultivation and production operators in the regulated cannabis industry.

Red Earth is a development stage company established in October 2016. The Company’s primary asset is a provisional Medical Marijuana Establishment Registration Certificate issued by the State of Nevada for the cultivation of medical marijuana. There is no assurance on the receipt and/or timing of final approvals from the appropriate authorities. The Company has not generated any revenues from inception (October 17, 2016) to December 31, 2017 and has an accumulated deficit of $362,521. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

During 2017, the Company raised $2.6 million through the sale of the Company’s common stock at $0.75 per share and will continue to raise capital in 2018 to fund the build out and development of our business operations. The Company expects to begin generating revenues during the third quarter of 2018 but will likely incur additional net losses during this time period. Although we can provide no assurances, we believe our cash on hand and our ability to raise additional capital will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

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

Note 5 — Intangible Assets

In October 2016, Red Earth entered into an Asset Purchase and Sale Agreement with the owner of a provisional Medical Marijuana Establishment Registration Certificate (the “Provisional Grow License”) issued by the State of Nevada for the cultivation of medical marijuana for $300,000. To initiate the purchase and transfer the Provisional Grow License, the Company paid a $25,000 deposit to the seller in October 2016. In February 2017, an investor advanced the Company $350,000 (see Note 7) to fund the purchase of the Provisional Grow License.

The Provisional Grow License remains in a provisional status until the Company has completed the build out of a cultivation facility and obtained approval from the State of Nevada to begin cultivation in the approved facility. Once approval from the State of Nevada is received and the Company begins the cultivation process, the intangible asset will be amortized over its useful life.

Note 6 — Convertible Note Payable Due to Related Party

As part of the Reverse Merger transaction described above in Note 3, on December 15, 2017, the Company issued a convertible note payable in the amount of $900,000 to the members of Red Earth. The managing partner and 50% owner of Red Earth at the time of the transaction was Paris Balaouras, the Company’s Chief Executive Officer. The convertible note payable is due October 15, 2018. The note is convertible into shares of the Company’s common stock at the holder’s discretion at a conversion price of $0.75 per share. The note accrues interest, commencing six months from the issuance date, at a rate equal to one half of one percent (0.50%) per annum. Interest shall be payable on the maturity date or the conversion date, if applicable.

The Company assessed the embedded conversion feature of the note payable and determined that the fair value of the underlying common stock at inception did not exceed the conversion price of the convertible note. Since, at the time the convertible note was issued, the Company’s common stock had limited publicly traded volume, the Company based the fair value of the Company’s common stock on the sales of the Company’s common stock, which were sold at $0.75 per share, described below in Note 8.

Note 7 — Note Payable to Fund Acquisition of Provisional Grow License

In February 2017, an investor advanced the Company $350,000 to fund the acquisition of the Provisional Grow License discussed above in Note 5. The Company incurred $14,521 of debt issuance costs in association with the advance. The note, plus a $50,000 fee for consideration of the advance, was due within sixty days upon approval by the State of Nevada of the transfer of the Provisional Grow License to the Company. In December 2017, upon completion of the Reverse Merger discussed above in Note 3, the debt obligation, including the $50,000 fee, was assumed by Paris Balaouras, the Chief Executive Officer of the Company. The Company recorded $64,521 of interest expense, the $50,000 fee plus the $14,521 of debt issuance costs, during the year ended December 31, 2017.

Note 8 — Sales of Unregistered Securities.

In connection with and contemporaneous with the Reverse Merger, for the year ended December 31, 2017, the Company sold and issued an aggregate of 2,991,163 shares of the Company’s common stock at a price of $0.75 per share for proceeds of $2,243,372 as part of an offering of the Company’s securities. In addition, the Company sold $400,000, or 533,333 additional shares of common stock, as part of the offering, but the shares had not been issued as of December 31, 2017, and were presented in the consolidated balance sheet as common stock to be issued under the equity section. The proceeds of the common stock sales will be used to develop certain business opportunities, including but not limited to monetizing the acquired Red Earth assets describe above in Note 3.

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

The securities offered will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Note 9 — Stock Based Compensation

Warrants

Prior to the Reverse Merger, the Company had issued warrants as compensation for consulting services. The warrants expire between June 2019 and October 2019. A summary of the warrants issued, exercised and expired is as follows:

Weighted
Avg.
Exercise
Warrants:	Shares	Price
Balance at Inception (October 17, 2016)	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2016	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2017	166,665	$5.88

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases an office facility and a production / warehouse facility under two non-cancelable operating leases that expire in May 2019 and June 2027, respectively. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of December 31, 2017, are as follows:

Amount
Fiscal year ending December 31:
2018	$162,270
2019	249,090
2020	230,640
2021	230,640
2022	230,755
Thereafter	1,043,315
Total minimum lease payments	$2,146,710

Rent expense, including deferred rent expense of $104,565, incurred pursuant to operating leases for the year ended December 31, 2017, was $112,815.

Litigation

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Note 11 — Income Taxes

The Company had no operation in 2016 and had no net loss carryforward to the year 2017.

The Company did not incur any federal or state income tax expense or benefit for the year ended December 31, 2017.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 34% to the Company’s loss before income taxes as follows:

December 31, 2017
Computed “expected” income tax benefit	$(113,828)
State income tax benefit, net of federal benefit	15,209
Change in valuation allowance	(191,667)
Permanent differences, net	(106,919)
Change in federal income tax rate	120,784
IRC section 382 limitations on future NOL utilization	249,208
Write-off of property & equipment deferred tax asset	27,213

Provision for income taxes	$—

Temporary differences that give rise to the components of deferred tax assets and liabilities are as follows:

2017
Deferred tax assets:
Deferred expenses	$176,030
Property and equipment	(65)
Capitalized start-up expenses	48,078
Deferred tax assets	224,043
Less: Valuation allowance	(224,043)
Net deferred tax assets	$—

As of December 31, 2017, the Company did not have any net operating losses for federal or state income tax purposes. All of the federal and state net operating losses incurred through December 15, 2017, are subject to 100 percent limitation under the provisions of Internal Revenue Code section 382 due to various ownership changes and the continuity of business requirement.

The U.S. Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21%. The Company’s deferred tax assets were calculated to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%. As of December 31, 2017, management determined a valuation allowance against the net deferred tax assets of $224,043. In assessing the ability to realize a portion of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making the assessment.

For 2017 and prior years, the Company filed federal and state income tax returns. These returns remain subject to examination by taxing authorities for all years after December 31, 2013.

Note 12 — Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income or net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the treasury stock method and reflects the potential dilution that could occur if warrants were exercised and were not anti-dilutive.

For the year ended December 31, 2017, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants as of December 31, 2017, to purchase 166,665 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

Note 13 — Subsequent Events

In January 2018, the $900,000 convertible note payable due to a related party was repaid in full.

From January 2018 through June 2018, the Company sold and issued an aggregate of 628,667 shares of the Company’s common stock at $0.75 per share for gross proceeds of $471,500. In addition, the Company received $100,000 pursuant to a stock subscription agreement to purchase 133,333 shares of common stock at $0.75 per share, but the shares had not been issued as of the filing of this Annual Report.

In March 2018 and June 2018, the Company issued an aggregate of 6,448 shares of the Company’s common stock in exchange for professional services.

In April 2018, the State of Nevada finalized and approved the transfer of the Provisional Grow License, discussed above in Note 5, to the Company.

In April 2018, the Company entered into a management agreement with a Nevada company (the “Licensed Operator”) that holds a cultivation license, such that it can lawfully engage in the cultivation of marijuana for sale under the laws of the State of Nevada. The term of the agreement is for 8 years. The Licensed Operator has engaged the Company to develop, manage, and operate a licensed cultivation facility on 3 acres of property owned by the Licensed Operator. The Company, at its sole cost and expense, has agreed to complete the construction of an outdoor grow facility meeting the local and state building codes and regulations to cultivate marijuana.

Upon completion of the build-out of the outdoor grow facility and obtaining the appropriate approvals from the local and state authorities, the Company has agreed to generate sales of at least $5 million per year from product cultivated from the outdoor grow facility. The Licensed Operator may terminate the agreement if annual sales fall below the $5 million minimum requirement as defined in the agreement. Prior to the termination of the agreement by the Licensed Operator, the Company may cure any applicable deficiency by paying 10% of the deficiency to the Licensed Operator.

Pursuant to the management agreement, the Licensed Operator will retain 15% of the net revenues generated from product cultivated from the outdoor grow facility and pay 85% of the net revenues to the Company. Upon execution of the agreement, the Company paid $300,000 to the Licensed Operator as consideration for the opportunity to construct and manage the outdoor grow facility on the Licensed Operator’s property. In exchange for the initial consideration, the Licensed Operator has agreed not to retain 15% of the first $2 million of net revenues generated from the outdoor grow facility. In addition, once the outdoor grow facility begins production, the Company has agreed to pay the Licensed Operator $7,000 per month for compliance, security, and other administration costs incurred by the Licensed Operator during the term of the agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Paris Balaouras
Paris Balaouras
Chief Executive Officer

Date: July 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Paris Balaouras	Chief Executive Officer and Director	July 27, 2018
Paris Balaouras	(principal executive officer)

/s/ John R. Wheeler	Chief Financial Officer	July 27, 2018
John R. Wheeler	(principal financial and accounting officer)