Form 10-Q
period 2018-03-31
MJ Holdings, Inc.
filed 2018-08-30
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 333-167824

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-8235905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3275 South Jones Blvd., Suite 104, Las Vegas, NV 89146

(Address of principal executive offices) (Zip Code)

(702) 879-4440

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

As of August 24, 2018, there were 63,477,188 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I  –  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MJ HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current Assets
Cash	$1,856,867	$2,513,863
Prepaid expenses	257,962	5,500
Total Current Assets	2,114,829	2,519,363
Fixed assets
Leasehold improvements	40,449	17,535
Other Assets
Deposits	38,633	42,383
Intangible asset (net)	300,000	300,000
Noncurrent assets held for disposition	584	584
Total Assets	$2,494,495	$2,879,865

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,250	$70,382
Customer deposits	341,216	-
Convertible notes payable due to related party	-	900,000
Total Current Liabilities	345,466	970,382

Noncurrent liabilities:
Deferred rent	157,598	104,565
Total noncurrent liabilities	157,598	104,565

Total Liabilities	503,064	1,074,947

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.001, 95,000,000 shares authorized; 63,058,856 and 62,675,407 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	63,059	62,675
Additional paid in capital	1,991,968	1,704,764
Common stock to be issued	500,000	400,000
Accumulated deficit	(563,596)	(362,521)
Total Stockholders’ Equity	1,991,431	1,804,918
Total Liabilities and Stockholders’ Equity	$2,494,495	$2,879,865

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017
Net Revenues	$-	$-

Operating Expenses
General and administrative	191,764	-
Sales and marketing	9,515	-
Total operating expenses	201,279	-

Operating loss	(201,279)	-

Other Expenses (income)
Interest expense (income)	(204)	2,640
Total other expenses (income)	(204)	2,640

Loss before provision for income taxes	(201,075)	(2,640)

Provision for income taxes	-	-

Net Loss	$(201,075)	$(2,640)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)

Weighted average shares outstanding	62,981,679	52,732,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(201,075)	$(2,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance cost	-	2,640
Amortization of deferred rent expense	53,033	-
Common stock issued for services	1,086	-
Changes in operating assets and liabilities:
Prepaid expenses	(252,461)	-
Deposits	3,750	(35,479)
Accounts payable and accrued liabilities	(66,132)	-
Customer deposits	341,216	-
Net cash used in operating activities	(120,583)	(35,479)

Cash Flows from Investing Activities:
Payment for leasehold improvements	(22,914)	-
Purchase of growth license	-	(300,000)
Net cash used in investing activities	(22,914)	(300,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	286,501	-
Proceeds from common stock to be issued	100,000	-
Proceeds from notes payable	-	335,479
Repayment of convertible note due to a related party	(900,000)	-
Net cash provided by (used in) financing activities	(513,499)	335,479

Net decrease in cash	(656,996)	-

Cash, beginning of period	2,513,863	-

Cash, end of period	$1,856,867	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Notes to the Consolidated Financial Statements

For the three months ended March 31, 2018 and 2017

(Unaudited)

Note 1 — Nature of the Business

MJ Holdings, Inc. (the “Company”) is a holding company, whose subsidiaries provide infrastructure, consulting and construction services, in addition to holding, and managing third-party state-issued cultivation and production licenses.

Our wholly owned subsidiary, Red Earth, LLC (“Red Earth”) is the holder of a provisional Medical Marijuana Establishment Registration Certificate (the “Certificate”).

In April, 2018, the State of Nevada finalized and approved the transfer of the provisional Medical Marijuana Establishment Registration Certificate (the “Certificate”) from its wholly owned subsidiary, Red Earth, LLC (“Red Earth”) to the Company. The Certificate, when perfected, will allow the Company to commence legal marijuana cultivation activities in the State of Nevada. HDGLV, LLC, a wholly owned subsidiary of Red Earth, holds a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which will be home to our cultivation facility. The Company expect Phase 1 of this facility to be completed in the third quarter of 2018. The Company expects final approval by the State of Nevada, Department of Taxation of its Certificate and issuance of a Business License from the City of Las Vegas in the third quarter of 2018.

In April, 2018, the Company entered into a management agreement with a Nevada company (the “Licensed Operator”) that holds a license, for the legal cultivation of marijuana for sale under the laws of the State of Nevada. The Licensed Operator has engaged the Company to develop, manage, and operate a licensed cultivation facility on property owned by the Licensed Operator. At its sole cost and expense, the Company has agreed to complete the construction of a 120,000 square-foot outdoor grow facility, including the construction of an 8,000 square-foot building and installation of security fencing, meeting the State of Nevada building codes and regulations. The Company expects to receive all necessary state and local approvals and complete construction of the facility to commence operations in the latter part of the third quarter of 2018.

It is the Company’s intention to grow its business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation/production management, and consulting services in the regulated cannabis industry.

Note 2 — Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the consolidated financial statements not misleading have been included. The balance sheet at December 31, 2017, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on July 27, 2018. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year or any further periods.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to our significant accounting policies during the interim period ended March 31, 2018.

Note 3 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company’s primary asset is a provisional Medical Marijuana Establishment Registration Certificate issued by the State of Nevada for the cultivation of medical marijuana. There is no assurance on the receipt and/or timing of final approvals from the appropriate authorities. The Company has not generated any revenues from inception (October 17, 2016) to March 31, 2018 and has an accumulated deficit of $563,596. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 — Prepaid Expenses

On February 8, 2018 the Company entered into an agreement with an unrelated third party for the purpose of designing, purchasing and reselling greenhouses for sale. Under the agreement the Company was to contribute its expertise in construction, and the other party its expertise in designing, procuring and operating greenhouses. In April of 2018 the third party informed the Company that it was unable to satisfy its duties under the agreement due to unrelated hardships. Upon its departure, the Company agreed with four (4) separate purchasers to complete the agreement, which includes the design, purchase and resale of six (6) greenhouses to purchasers.

As of March 31, 2018 the Company had received $341,216 in deposits from the purchasers which were recorded as Customer Deposits on the balance sheet, and had prepaid for the manufacture and sale of the greenhouses $257,962 as Prepaid Expenses.

Note 5 — Convertible Note Payable Due to Related Party

As part of a transaction on December 15, 2017, that was accounted as a Reverse Merger, the Company issued a convertible note payable in the amount of $900,000 to the members of Red Earth. The managing partner and 50% owner of Red Earth at the time of the transaction was Paris Balaouras, the Company’s Chief Executive Officer. The convertible note payable is due October 15, 2018. The note is convertible into shares of the Company’s common stock at the holder’s discretion at a conversion price of $0.75 per share. The note accrues interest, commencing six months from the issuance date, at a rate equal to one half of one percent (0.50%) per annum. Interest shall be payable on the maturity date or the conversion date, if applicable.

The Company assessed the embedded conversion feature of the note payable and determined that the fair value of the underlying common stock at inception did not exceed the conversion price of the convertible note. Since, at the time the convertible note was issued, the Company’s common stock had limited publicly traded volume, the Company based the fair value of the Company’s common stock on the sales of the Company’s common stock, which were sold at $0.75 per share.

In January 2018, the $900,000 convertible note payable due to a related party was repaid in full.

Note 6 — Capital Stock

During the three months ended March 31, 2018, the Company sold and issued an aggregate of 382,001 shares of the Company’s common stock at $0.75 per share for gross proceeds of $286,501. In addition, the Company received $100,000 pursuant to a stock subscription agreement to purchase 133,333 shares of common stock at $0.75 per share, but the shares had not been issued as of August 24, 2018.

During the three months ended March 31, 2018, the Company issued an aggregate of 1,448 shares of the Company’s common stock in exchange for professional services valued at $1,086.

Note 7 — Warrants

Prior to the Reverse Merger, the Company had issued warrants as compensation for consulting services. The warrants expire between June 2019 and October 2019. The following table summarizes all stock warrant activity of the Company for the three months ended March 31, 2018:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2017	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2018	166,665	$5.88

Note 8 — Commitments and Contingencies

Operating Leases

The Company leases an office facility and a production / warehouse facility under two non-cancelable operating leases that expire in May 2019 and June 2027, respectively. Future minimum rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of March 31, 2018, are as follows:

Amount
Fiscal year ending December 31:
2018	$151,470
2019	249,090
2020	230,640
2021	230,640
2022	230,755
Thereafter	1,043,315
Total minimum lease payments	$2,135,910

Rent expense, including deferred rent expense of $157,598, incurred pursuant to operating leases for the three months ended March 31, 2018 and 2017, was $53,033 and $0, respectively.

Litigation

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Note 9 — Subsequent Events

Subsequent to March 31, 2018, the Company sold and issued an aggregate of 413,332 shares of the Company’s common stock at $0.75 per share for gross proceeds of $309,999. In addition, the Company received $100,000 pursuant to a stock subscription agreement to purchase 133,333 shares of common stock at $0.75 per share, but the shares had not been issued as of August 24, 2018.

Subsequent to March 31, 2018, the Company issued an aggregate of 5,000 shares of the Company’s common stock in exchange for professional services valued at $3,750.

In April 2018, the Company entered into a management agreement with a Nevada company (the “Licensed Operator”) that holds a cultivation license that permits it to engage in the lawful cultivation of marijuana for sale under the laws of the State of Nevada. The term of the agreement is for 8 years. The Licensed Operator has engaged the Company to develop, manage, and operate a licensed cultivation facility on property owned by the Licensed Operator. The Company, at its sole cost and expense, has agreed to complete the construction of a 120,000 square-foot outdoor grow facility, including the construction of an 8,000 square-foot building and installation of security fencing, meeting the State of Nevada building codes and regulations.

Upon completion of the build-out of the outdoor grow facility and obtaining the appropriate approvals from the local and state authorities, the Company has committed to generate gross sales of at least $5 million per year from product cultivated from the outdoor grow facility. The Licensed Operator may terminate the agreement if sales fall below the $5 million minimum requirement as defined in the agreement. Prior to the termination of the agreement, the Company may cure any applicable deficiency by paying the Licensed Operator 10% of the deficiency.

Pursuant to the management agreement, the Licensed Operator will retain 15% of the net revenues generated from product cultivated from the outdoor grow facility and 85% of the net revenues will be retained by the Company. Upon execution of the agreement, the Company paid $300,000 to the Licensed Operator as consideration for the opportunity to construct and manage the outdoor grow facility on the Licensed Operator’s property. In exchange for the initial consideration, the Licensed Operator has agreed not to retain 15% of the first $2 million of net revenues generated from the outdoor grow facility. In addition, the Company has agreed to pay the Licensed Operator $7,000 per month  for compliance, security, and administration costs incurred by the Licensed Operator during the term of the agreement.

On July 1, 2018 the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to MJ Holdings and its subsidiaries. The Advisory Agreement is for a term of 12 months and provides for payment for services to be rendered, pursuant to the Advisory Agreement, by the issuance of 14,444 shares of the Company’s common stock during the term of the Advisory Agreement. These shares are exempt from registration pursuant to Rule 144 of the Securities Act and such shares shall be restricted for a period of two years from the date of issuance unless otherwise registered. The Advisory Agreement also grants to the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at a strike price to be determined.

On August 9, 2018 (the “Transaction Date”), the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to a single institutional, accredited investor for $1,000 per share or an aggregate subscription of $2,500,000. Subject to a standard “4.99% Beneficial Ownership Limitation blocker,” the Preferred Stock is convertible into 3,333,334 shares of the Company’s Common Stock at a conversion price of $0.75 per share, subject to adjustment as described in the Series A Certificate of Designation.

The Company also entered into a Registration Rights Agreement with the investor, pursuant to which the Company is obligated to file a registration statement with the Securities and Exchange Commission (the “Commission”), within 30 calendar days of the Transaction Date, to register for resale the shares of common stock underlying the Preferred Stock. If the Commission has not declared the registration statement effective by the 60th calendar day following the Transaction Date (or, in the event of a “full review” by the Commission, the 90th calendar day following the Transaction Date), or upon the occurrence of other events, then the Company shall pay to the investor an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 4.0% multiplied by the aggregate subscription amount paid by the investor pursuant to the Purchase Agreement on a monthly basis until the event has been cured.

On August 13, 2018, the Company filed a Certificate of Designation of its Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada to designate a series of its convertible preferred stock, consisting of 2,500 shares. The stated value of each share of Preferred Stock is $1,000. Subject to a standard “4.99% Beneficial Ownership Limitation blocker,” each share of Preferred Stock is convertible into shares of the Company’s common stock at any time or from time to time at a conversion price equivalent of $0.75 per share, subject to adjustment as described in Certificate of Designation.

On August 13, 2018 (the “Effective Transaction Date”), the Company closed the transactions contemplated by an Exclusive Distribution Agreement (the “Agreement”). The Agreement is between the Company and a designer and seller (the “Seller”) of a series of related products, all of which are designed to be utilized to consume cannabis products by vaporizing oil and other products related thereto (the “Goods”). The Company has the exclusive right to distribute the Goods in the territory of Nevada (the “Territory”). The Agreement further requires the Company to advertise and market the Goods in the Territory.

Pursuant to the terms of the Agreement, the Company purchased certain Goods from the Seller and tendered the sum of two million dollars ($2,000,000). The funds were transferred to the Seller on the Effective Transaction Date. The Seller has applied for patent protection in respect of one of the products. As of the date of this report, the patent application is still pending.

The initial term of the Agreement is for one year with additional successive one-year renewals, subject to certain standard termination provisions. The Agreement is subject to standard termination provisions; however, the Seller has the option to terminate the Agreement, on 30 days’ written notice, if the Company fails to purchase a sufficient minimum quantity of Goods from the Seller. The Company has met its obligations for the first year of the Agreement ($2,000,000). Thereafter, for each renewal term, the Company’s minimum purchase obligation for the Goods is currently $500,000, subject to good faith negotiation at the end of each year. Notwithstanding the exclusivity provided by the Agreement, the Seller reserves the right to sell Goods, directly or indirectly, to a specific retail group (the “Excluded Account”). In such event, the Seller shall pay to the Company a fee equivalent to 5% of the gross sales of the Goods that the Seller sold to an Excluded Account in Nevada. The Company, however, does not have the right to appoint sub-distributors or sell Goods through any third party. In connection with the transactions contemplated by the Agreement, the Seller granted to the Company a non-exclusive, non-transferrable, and non-sub licensable fully paid license agreement. The Agreement provides standard cross-indemnity provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, competition, our business is dependent on laws pertaining to the marijuana industry, government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks and the availability, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “MJ Holdings, Inc.,” “MJ Holdings,” “MJ,” “we,” “us,” “our,” and the “Company” refer to MJ Holdings, Inc.

Company Background

MJ Holdings, Inc. is a holding company, whose subsidiaries provide infrastructure, consulting and construction services, in addition to holding, and managing third-party state issued cultivation and production licenses.

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

On November 22, 2016, in connection with a plan to divest ourselves of our real estate business, we submitted to our stockholders an offer to exchange (the “Exchange Offer”) our common stock for shares in MJ Real Estate Partners, LLC (“MJRE”), an entity newly formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company exchanged 1,800,000 shares of its common stock for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company holds ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

Reverse Merger

On December 15, 2017, we acquired all of the issued and outstanding membership interests of Red Earth LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of our common stock and a Promissory Note in the amount of $900,000, payable to the members of Red Earth. The managing partner and 50% owner of Red Earth at the time of the transaction was Paris Balaouras, the Company’s Chief Executive Officer. The convertible note payable is due October 15, 2018. The note is convertible into shares of the Company’s common stock at the holder’s discretion at a conversion price of $0.75 per share. The note accrues interest, commencing six months from the issuance date, at a rate equal to one half of one percent (0.50%) per annum. Interest shall be payable on the maturity date or the conversion date, if applicable. The transaction was accounted for as a reverse merger, whereby Red Earth was considered the accounting acquirer and became a wholly-owned subsidiary of the Company. As a result of the acquisition, the members of Red Earth became the beneficial owners of approximately 88% of the Company’s common stock immediately following the acquisition, obtained controlling interest of the Company, and retained key management positions of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of Red Earth prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements after completion of the reverse merger will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

Our corporate headquarters is located at 3275 South Jones Blvd., Las Vegas, Nevada, 89146, and our telephone number is (702) 879-4440. Our website address is: www.MJHoldingsinc.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-K. Our common stock, par value $0.001, is quoted on the OTC Markets Group, Inc.’s listing service under the symbol “MJNE.”

Our Business

Through our acquisition of Red Earth and its wholly owned subsidiary, HDGLV, LLC (“HDGLV”) we expect to commence legal marijuana cultivation activities in the third quarter of 2018 upon approval by the Nevada Department of Taxation of the transfer of a Provisional Cultivation License to Red Earth and the required state and city approvals for our cultivation facility. It is our intention to grow our business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation and production management, and consulting services in the regulated cannabis industry.

Through Red Earth, we hold a provisional State of Nevada issued cannabis cultivation license, and, through HDGLV, we hold a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which will be home to our cultivation facility.

In April, 2018, the State of Nevada finalized and approved the transfer of the provisional Medical Marijuana Establishment Registration Certificate (the “Certificate”) from its wholly owned subsidiary, Red Earth, LLC (“Red Earth”) to the Company. The Certificate, when perfected, will allow the Company to commence legal marijuana cultivation activities in the State of Nevada. HDGLV, LLC, a wholly owned subsidiary of Red Earth, holds a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which will be home to our cultivation facility. The Company expect Phase 1 of this facility to be completed in the third quarter of 2018. The Company expects final approval by the State of Nevada, Department of Taxation of its Certificate and issuance of a Business License from the City of Las Vegas in the third quarter of 2018.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended March 31, 2018.

Please see our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company's financial results.

Results of Operations for the Three Months Ended March 31, 2018 and 2017.

Revenue

The Company has not generated any revenues during the three months ended March 31, 2018 and 2017. During the first quarter of 2018, we began accepting customer deposits for the sale, design, installation and/or construction of greenhouse solutions to be used in the cultivation process in the cannabis industry. We expect to generate revenues from these greenhouse projects in the third quarter of 2018.

Operating Expenses

General and administrative expenses were $191,764 for the three months ended March 31, 2018, as compared to $0 during the three months ended March 31, 2017. The general and administrative expenses for the three months ended March 31, 2018 consisted mainly of professional fees of $113,931 and rent expense of $75,033.

Sales and marketing expenses were $9,515 for the three months ended March 31, 2018, as compared to $0 during the three months ended March 31, 2017.

Interest Expense (Income)

The Company recorded $204 of interest income during the three months ended March 31, 2018, as compared to $2,640 of interest expense during the three months ended March 31, 2017. The interest expense was associated with an investor’s advance of $350,000 to fund the acquisition of a Provisional Grow License in February 2017.

Net Loss

For the three months ended March 31, 2018, we recorded a net loss of $201,075 compared to a net loss of $2,640 for the three months ended March 31, 2017.

Liquidity and Capital Resources

The Company had cash of $1,856,867 at March 31, 2018, compared with cash of $2,513,863 at December 31, 2017.

Operating Activities

During the three months ended March 31, 2018, we used $120,583 of cash in operating activities primarily as a result of our net loss of $201,075, offset by amortization of deferred rent expense of $53,033, common stock issued for services valued at $1,086, and net changes in operating assets and liabilities of $26,373.

During the three months ended March 31, 2017, we used $35,479 of cash in operating activities primarily as a result of our net loss of $2,640, offset by amortization of debt discount of $2,640, and net changes in operating assets and liabilities of $35,479.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018, was $22,914, which consisted of the payment for leasehold improvements.

Net cash used in investing activities during the three months ended March 31, 2017, was $300,000, which consisted of the purchase of a provisional grow license issued in the State of Nevada.

Financing Activities

During the three months ended March 31, 2018, financing activities provided $286,501 in proceeds from the issuance of common stock, $100,000 in proceeds from common stock to be issued. The Company used $900,000 in repayments of convertible notes payable.

During the three months ended March 31, 2017, financing activities provided $335,479 in proceeds from notes payable.

The Company expects to begin generating revenues during the fourth quarter of 2018 but will likely incur additional net losses during this time period. Although we can provide no assurances, we believe our cash on hand and our ability to raise additional capital will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2018 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective.

Due to resource constraints, material weaknesses are evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the SEC, which is due to the lack of resources and segregation of duties. We lack sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.5*	Exclusive Distribution Agreement with Healthier Choices Management Corp. dated July 30, 2018
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
32 .1 *	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

Date: August 30, 2018	By:	/s/ Paris Balaouras
Paris Balaouras
Chief Executive Officer and (Principal Executive Officer)

	By:	/s/ John R. Wheeler
Chief Financial Officer
(Principal Accounting Officer)

