Form 10-Q
period 2018-06-30
MJ Holdings, Inc.
filed 2018-08-30
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018

PART I  –  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MJ HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current Assets
Cash	$934,296	$2,513,863
Prepaid expenses	635,163	5,500
Total Current Assets	1,569,459	2,519,363
Fixed assets
Leasehold improvements	378,237	17,535
Other Assets
Deposits	38,633	42,383
Intangible asset (net)	300,000	300,000
Noncurrent assets held for disposition	584	584
Total Assets	$2,286,913	$2,879,865

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$4,250	$70,382
Customer deposits	386,416	-
Convertible notes payable due to related party	-	900,000
Total Current Liabilities	390,666	970,382

Noncurrent liabilities:
Deferred rent	209,881	104,565
Total noncurrent liabilities	209,881	104,565

Total Liabilities	600,547	1,074,947

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001, 95,000,000 shares authorized; 63,477,188 and 62,675,407 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	63,477	62,675
Additional paid in capital	2,305,299	1,704,764
Common stock to be issued	600,000	400,000
Stock subscription receivable	(125,000)	-
Accumulated deficit	(1,157,410)	(362,521)
Total Stockholders’ Equity	1,686,366	1,804,918
Total Liabilities and Stockholders’ Equity	$2,286,913	$2,879,865

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative	419,233	35,479	610,998	35,479
Sales and marketing	174,741	-	184,256	-
Total operating expenses	593,974	35,479	795,254	35,479

Operating loss	(593,974)	(35,479)	(795,254)	(35,479)

Other Expenses (Income)
Interest expense (income)	(161)	11,103	(365)	13,743
Total other expenses (income)	(161)	11,103	(365)	13,743

Loss before provision for income taxes	(593,813)	(46,582)	(794,889)	(49,222)

Provision for income taxes	-	-	-	-

Net Loss	$(593,813)	$(46,582)	$(794,889)	$(49,222)

Basic and diluted net loss per common share:	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	63,159,497	52,732,969	63,071,079	52,732,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(794,889)	$(49,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance cost	-	6,600
Amortization of deferred rent expense	105,315	-
Common stock issued for services	4,836	-
Changes in operating assets and liabilities:
Prepaid expenses	(629,663)	-
Deposits	3,750	-
Accounts payable and accrued liabilities	(66,132)	7,143
Customer deposits	386,416	-
Net cash used in operating activities	(990,367)	(35,479)

Cash Flows from Investing Activities:
Purchase of growth license	-	(300,000)
Payments for leasehold improvements	(360,701)	-
Net cash used in investing activities	(360,701)	(300,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	471,501	-
Proceeds from common stock to be issued	200,000	-
Proceeds from notes payable	-	335,479
Repayment of convertible note due to related party	(900,000)	-
Net cash provided by (used in) financing activities	(228,499)	335,479

Net decrease in cash	(1,579,567)	-

Cash, beginning of period	2,513,863	-

Cash, end of period	$934,296	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Notes to the Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017

(Unaudited)

Note 1 — Nature of the Business

MJ Holdings, Inc. (“the Company”) is a holding company whose subsidiaries provide infrastructure, consulting and construction services, in addition to holding, and managing third party state issued cultivation and production licenses.

Our wholly owned subsidiary, Red Earth, LLC (“Red Earth”) is the holder of provisional Medical Marijuana Establishment Registration Certificate (the “Certificate”).

In April 2018, the State of Nevada finalized and approved the transfer of the provisional Medical Marijuana Establishment Registration Certificate (the “Certificate”) from our wholly owned subsidiary, Red Earth, LLC (“Red Earth”) to the Company. The Certificate, when perfected, will allow the Company to commence legal marijuana cultivation activities in the State of Nevada. HDGLV, LLC, a wholly owned subsidiary of Red Earth, holds a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which will be home to our cultivation facility. We expect Phase 1 of this facility to be completed in the third quarter of 2018. We expect final approval by the State of Nevada, Department of Taxation of our Certificate and issuance of a Business License from the City of Las Vegas in the third quarter of 2018.

In April 2018, the Company entered into a management agreement with a Nevada company (the “Licensed Operator”) that holds a license, for the legal cultivation of marijuana for sale under the laws of the State of Nevada. The Licensed Operator has engaged us to develop, manage, and operate a licensed cultivation facility on property owned by the Licensed Operator. At our sole cost and expense, we have agreed to complete the construction of a 120,000 square-foot outdoor grow facility, including the construction of an 8,000 square-foot building and installation of security fencing, meeting the State of Nevada building codes and regulations. We expect to receive all necessary state and local approvals and complete construction of the facility to commence operations in the latter part of the third quarter of 2018.

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

The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on July 27, 2018. The results of operations for the six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year or any further periods.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to our significant accounting policies during the interim period ended June 30, 2018.

Note 3 — Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company’s primary asset is a provisional Medical Marijuana Establishment Registration Certificate issued by the State of Nevada for the cultivation of medical marijuana. There is no assurance on the receipt and/or timing of final approvals from the appropriate authorities. The Company has not generated any revenues from inception (October 17, 2016) to June 30, 2018 and has an accumulated deficit of $1,157,410. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 — Prepaid Expenses

Green Houses

On February 8, 2018 the Company entered into an agreement with an unrelated third party for the purpose of designing, purchasing and reselling green houses for sale. Under the agreement the Company was to contribute its expertise in construction, and the other party their expertise in designing, procuring and operating green houses. In April of 2018 the third party informed the Company that it was unable to satisfy their duties under the agreement due to unrelated hardships. Upon their departure the Company agreed with the purchasers to complete the agreement, which includes the design, purchase and installation of six (6) green houses to four (4) separate purchasers.

As of June 30, 2018 the Company had received $386,416 in deposits from the purchasers which were recorded as customer deposits on the balance sheet, and had prepaid for the manufacture and sale of the green houses $335,163 as prepaid expenses related to the design, purchase and resale of green houses.

Management Agreement

On April 18, 2018 the Company entered into a management agreement with a Nevada company (the “Licensed Operator”) that holds a cultivation license, such that it can lawfully engage in the cultivation of marijuana for sale under the laws of the State of Nevada. The term of the agreement is for 8 years. The Licensed Operator has engaged the Company to develop, manage, and operate a licensed cultivation facility on 3 acres of property owned by the Licensed Operator. The Company, at its sole cost and expense, has agreed to complete the construction of an outdoor grow facility meeting the local and state building codes and regulations to cultivate marijuana.

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

As of June 30, 2018 the Company recorded the $300,000 paid to the Licensed Operator as prepaid expenses.

Note 5 — Leasehold Improvements

On April 18, 2018 the Company entered into a management agreement as described in Note 4, Management Agreement. Pursuant to that agreement the Company commenced construction of the outdoor grow facility.

As of June 30, 2018 the Company had incurred and capitalized $296,735 in costs associated with the construction of this facility.

During the quarter ended June 30, 2018 the Company incurred costs associated with the development of an indoor grow facility located at 2310 Western Avenue in Las Vegas, which holds a triple net leasehold interest in a 17,298 square-foot building where a provisional cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada has been obtained. Once completed the Company intends to operate as an indoor marijuana cultivation and an agritourism destination. Completion of this facility is expected in the third quarter of 2018. This facility is intended to serve as a draw for tourists who desire to visit, see, and learn about the inner-workings of a cannabis cultivation facility.

As of June 30, 2018 the Company had incurred and capitalized $81,502 in costs associated with the construction of this facility.

Note 6 — Intangible Assets

In October 2016, Red Earth entered into an Asset Purchase and Sale Agreement with the owner of a provisional Medical Marijuana Establishment Registration Certificate (the “Provisional Grow License”) issued by the State of Nevada for the cultivation of medical marijuana for $300,000. To initiate the purchase and transfer the Provisional Grow License, the Company paid a $25,000 deposit to the seller in October 2016. In February 2017, an investor advanced the Company $350,000 to fund the purchase of the Provisional Grow License.

The Provisional Grow License remains in a provisional status until the Company has completed the build out of a cultivation facility and obtained approval from the State of Nevada to begin cultivation in the approved facility. Once approval from the State of Nevada is received and the Company begins the cultivation process, the intangible asset will be amortized over its useful life.

Note 7 — Convertible Note Payable Due to Related Party

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

Note 8 — Capital Stock

During the six months ended June 30, 2018, the Company sold and issued an aggregate of 795,333 shares of the Company’s common stock at $0.75 per share for gross proceeds of $596,500, $125,000 of which were received in July 2018. In addition, the Company received $200,000 pursuant to stock subscription agreements to purchase 266,667 shares of common stock at $0.75 per share, but the shares had not been issued as of August 24, 2018.

During the six months ended June 30, 2018, the Company issued an aggregate of 6,448 shares of the Company’s common stock in exchange for professional services valued at $4,836.

Note 9 — Warrants

Prior to the Reverse Merger, the Company had issued warrants as compensation for consulting services. The warrants expire between June 2019 and October 2019. The following table summarizes all stock warrant activity of the Company for the six months ended June 30, 2018:

		Weighted
		Avg.
		Exercise
Warrants:	Shares	Price
Balance at December 31, 2017	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2018	166,665	$5.88

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases an office facility and a production / warehouse facility under two non-cancelable operating leases that expire in May 2019 and June 2027, respectively. Future minimum rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of June 30, 2018, are as follows:

Amount
Fiscal year ending December 31:
2018	$139,920
2019	249,090
2020	230,640
2021	230,640
2022	230,755
Thereafter	1,043,315
Total minimum lease payments	$2,124,360

Rent expense, including deferred rent expense of $209,881, incurred pursuant to operating leases for the six months ended June 30, 2018 and 2017, was $105,316 and $0, respectively.

Litigation

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Note 11 — Subsequent Events

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

On August 9, 2018 (the “Transaction Date”), the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold and issued 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to a single institutional, accredited investor for $1,000 per share or an aggregate subscription of $2,500,000. Subject to a standard “4.99% Beneficial Ownership Limitation blocker,” the Preferred Stock is convertible into 3,333,334 shares of the Company’s Common Stock at a conversion price of $0.75 per share, subject to adjustment as described in the Certificate of Designation.

The Company also entered into a Registration Rights Agreement with the purchaser, pursuant to which the Company is obligated to file a registration statement with the Securities and Exchange Commission (the “Commission”), within 30 calendar days of the Transaction Date, to register for resale the shares of common stock underlying the Preferred Stock. If the Commission has not declared the registration statement effective by the 60th calendar day following the Transaction Date (or, in the event of a “full review” by the Commission, the 90th calendar day following the Transaction Date), or upon the occurrence of other events, then the Company shall pay to the purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 4.0% multiplied by the aggregate subscription amount paid by the purchaser pursuant to the Purchase Agreement on a monthly basis until the event has been cured.

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

Pursuant to the terms of the Agreement, the Company purchased certain Goods from the Seller and tendered the sum of two million dollars ($2,000,000). The funds were transferred to the Seller on the Effective Transaction Date. The Seller has applied for patent protection in respect of one of the products. As of the date of this Current Report, the patent application is still pending.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended June 30, 2018.

Please see our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company's financial results.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Revenue

The Company has not generated any revenues during the three months ended June 30, 2018 and 2017. During the first two quarters of 2018, we began accepting customer deposits for the sale, design, installation and/or construction of greenhouse solutions to be used in the cultivation process in the cannabis industry. We expect to generate revenues from these greenhouse projects in the third quarter of 2018.

Operating Expenses

General and administrative expenses were $419,233 for the three months ended June 30, 2018, as compared to $35,479 during the three months ended June 30, 2017. The general and administrative expenses for the three months ended June 30, 2018 consisted mainly of professional fees of $143,533 and rent expense of $96,068. The general and administrative expenses for the three months ended June 30, 2017 consisted of professional fees of $35,479.

Sales and marketing expenses were $174,741 for the three months ended June 30, 2018, as compared to $0 during the three months ended June 30, 2017.

Interest Expense (Income)

The Company recorded $161 of interest income during the three months ended June 30, 2018, as compared to $11,103 of interest expense during the three months ended June 30, 2017. The interest expense was associated with an investor’s advance of $350,000 to fund the acquisition of a Provisional Grow License in February 2017.

Net Loss

For the three months ended June 30, 2018, we recorded a net loss of $593,813 compared to a net loss of $46,582 for the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Revenue

The Company has not generated any revenues during the six months ended June 30, 2018 and 2017. During the first two quarters of 2018, we began accepting customer deposits for the sale, design, installation and/or construction of greenhouse solutions to be used in the cultivation process in the cannabis industry. We expect to generate revenues from these greenhouse projects in 2018.

Operating Expenses

General and administrative expenses were $610,998 for the six months ended June 30, 2018, as compared to $35,479 during the six months ended June 30, 2017. The general and administrative expenses consisted mainly of professional fees of $257,463 and rent expense of $171,100. The general and administrative expenses for the six months ended June 30, 2017 consisted of professional fees of $35,479.

Sales and marketing expenses were $184,256 for the six months ended June 30, 2018, as compared to $0 during the six months ended June 30, 2017.

Interest Expense (Income)

The Company recorded $365 of interest income during the six months ended June 30, 2018, as compared to $13,743 of interest expense during the six months ended June 30, 2017. The interest expense was associated with an investor’s advance of $350,000 to fund the acquisition of a Provisional Grow License in February 2017.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2018, we recorded a net loss of $794,889 compared to a net loss of $49,222 for the six months ended June 30, 2017.

Liquidity and Capital Resources

The Company had cash of $934,296 at June 30, 2018, compared with cash of $2,513,863 at December 31, 2017.

Operating Activities

During the six months ended June 30, 2018, we used $990,367 of cash in operating activities primarily as a result of our net loss of $794,889, offset by amortization of deferred rent expense of $105,315, common stock issued for services valued at $4,836, and net changes in operating assets and liabilities of $305,629.

During the six months ended June 30, 2017, we used $35,479 of cash in operating activities primarily as a result of our net loss of $49,222, offset by amortization of debt discount of $6,600, and net changes in operating assets and liabilities of $7,143

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018, was $360,701, which consisted of the payments for leasehold improvements.

Net cash used in investing activities during the six months ended June 30, 2017, was $300,000, which consisted of the purchase of a provisional grow license issued in the State of Nevada.

Financing Activities

During the six months ended June 30, 2018, financing activities provided $471,501 in proceeds from the issuance of common stock, $200,000 in proceeds from common stock to be issued. The Company used $900,000 in repayments of convertible notes payable.

During the six months ended June 30, 2017, financing activities provided $335,479 in proceeds from notes payable.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended June 30, 2018 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective.

Due to resource constraints, material weaknesses are evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission, which is due to the lack of resources and segregation of duties. We lack sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the six month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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
Chief Executive Officer (Principal Executive Officer)

By:	/s/ John R. Wheeler
Chief Financial Officer (Principal Accounting Officer)