Form 10-Q
period 2018-09-30
MJ Holdings, Inc.
filed 2018-11-15
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes   ☑    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐      No    ☑

As of November 14, 2018, there were 67,644,146 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

i

PART I  –  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MJ HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current Assets
Cash	$1,414,052	$2,513,863
Prepaid expenses	740,083	5,500
Prepaid inventory	2,000,000	-
Total Current Assets	4,154,135	2,519,363
Fixed Assets
Leasehold improvements	1,247,210	17,535
Other Assets
Deposits	133,633	42,383
Intangible asset (net)	300,000	300,000
Investments	150,000	-
Noncurrent assets held for disposition	584	584
Total Assets	$5,985,562	$2,879,865

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$155,559	$70,382
Customer deposits	386,416	-
Convertible notes payable due to related party	-	900,000
Total Current Liabilities	541,975	970,382

Noncurrent Liabilities:
Deferred rent	203,754	104,565
Total noncurrent liabilities	203,754	104,565

Total Liabilities	745,729	1,074,947

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 2,500 and 0 shares issued and outstanding, respectively	3	-
Common stock, par value $0.001, 95,000,000 shares authorized; 67,297,480 and 62,675,407 shares issued and outstanding, respectively	67,297	62,675
Additional paid in capital	7,977,864	1,704,764
Common stock to be issued	-	400,000
Stock subscription receivable	(597,000)	-
Accumulated deficit	(2,208,331)	(362,521)
Total Stockholders’ Equity	5,239,833	1,804,918
Total Liabilities and Stockholders’ Equity	$5,985,562	$2,879,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Operating Expenses
General and administrative	987,258	73,423	1,598,256	108,902
Sales and marketing	63,808	-	248,064	-
Total operating expenses	1,051,066	73,423	1,846,320	108,902

Operating loss	(1,051,066)	(73,423)	(1,846,320)	(108,902)

Other Expenses (Income)
Interest expense (income)	(145)	25,389	(510)	39,132
Total other expenses (income)	(145)	25,389	(510)	39,132

Loss before provision for income taxes	(1,050,921)	(98,812)	(1,845,810)	(148,034)

Provision for income taxes	-	-	-	-

Net Loss	$(1,050,921)	$(98,812)	$(1,845,810)	$(148,034)

Basic and diluted net loss per common share:	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average shares outstanding	63,746,119	52,732,969	63,298,565	52,732,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,845,810)	$(148,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance cost	-	6,600
Amortization of deferred rent	99,188	52,033
Common stock and options issued for services	106,728	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,734,583)	-
Deposits	(91,250)	(42,383)
Accounts payable and accrued liabilities	85,177	28,571
Customer deposits	386,416	-
Net cash used in operating activities	(3,994,134)	(103,213)

Cash Flows from Investing Activities:
Purchase of license	-	(300,000)
Payment for leasehold improvements	(1,229,675)	-
Net cash used in investing activities	(1,229,675)	(300,000)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	2,500,000	-
Proceeds from issuance of common stock	2,523,998	-
Proceeds from common stock to be issued	-	20,001
Proceeds from notes payable	-	339,440
Repayment of convertible note due to related party	(900,000)	-
Net cash provided by financing activities	4,123,998	359,441

Net decrease in cash	(1,099,811)	(43,772)

Cash, beginning of period	2,513,863	-

Cash, end of period	$1,414,052	$(43,772)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Notes to the Consolidated Financial Statements

For the three and nine months ended September 30, 2018 and 2017

(Unaudited)

Note 1 — Nature of the Business

MJ Holdings, Inc. (“the Company”) is a holding company whose subsidiaries provide cultivation management, infrastructure, and consulting services to the regulated cannabis industry, in addition to holding, and managing third party Nevada state issued cultivation and production licenses.

In April 2018, the State of Nevada finalized and approved the provisional Medical Marijuana Establishment Registration Certificate (the “Certificate”) held by our wholly owned subsidiary, Red Earth, LLC (“Red Earth”) . The Certificate, when perfected, will allow the Company to commence legal marijuana cultivation activities in the State of Nevada. HDGLV, LLC (“HDGLV”), a wholly owned subsidiary of Red Earth, holds a triple-net leasehold interest, with an option to buy, in a 17,298 square-foot building, which we expect will be the home to our indoor cultivation facility. Phase 1 of this facility was completed in July of 2018. We received final approval from the State of Nevada, Department of Taxation with respect to the Certificate, and Red Earth was issued a Business License by the City of Las Vegas during the quarter ended September 30, 2018. We expect to complete additional modifications and open the facility in January of 2019.

In April 2018, the Company entered into a management agreement with a Nevada company (the “Licensed Operator”) that holds a license, for the legal cultivation of marijuana for sale under the laws of the State of Nevada. The Licensed Operator has engaged us to develop, manage, and operate a licensed cultivation facility on property owned by the Licensed Operator. At our sole cost and expense, we completed the construction of a 120,000 square-foot outdoor grow facility, including the construction of an 8,000 square-foot building and installation of required security fencing, meeting the State of Nevada building codes and regulations. Operation of this facility commenced in August, 2018 and the Company expects to harvest the initial three acres of crop in late November and early December of 2018. We expect yields of 8,000 to 10,000 pounds of marijuana from this initial harvest.

In September of 2018 the Company, through its wholly owned subsidiary, Red Earth applied for five Recreational Marijuana Establishment Licenses to operate up to five retail marijuana stores within the state of Nevada. The Company’s goal is to open a store within the City of Las Vegas, as well as additional dispensaries in Washoe County near Lake Tahoe, in North Las Vegas, unincorporated Clark County and Henderson, Nevada. The Company expects to receive notice of the status of these applications in early December, 2018.

We intend to grow our business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation/production management, and consulting services in the regulated cannabis industry.

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

Rental Expense

Rental expense is accounted for on the straight-line method.  Deferred rent payable as of September 30, 2018 represents the excess of rent recognized in the financial statements over scheduled lease payments.

The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, that was filed with the SEC on July 27, 2018. The results of operations for the nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year or any further periods.

The unaudited consolidated financial statements include the accounts of the Company and its whollyowned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to our significant accounting policies during the interim period ended September 30, 2018.

Note 3 — Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company’s primary asset is a Certificate issued by the State of Nevada for the cultivation of medical marijuana. The Company has an accumulated deficit of $2,208,331 from inception (October 17, 2016) to September 30, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 — Prepaid Expenses and Management Agreement

Prepaid Inventory

On August 13, 2018 (the “Effective Transaction Date”), the Company closed the transactions contemplated by an Exclusive Distribution Agreement (the “Exclusive Distribution Agreement”) dated August 13, 2018. The Exclusive Distribution Agreement is between the Company and Healthier Choices Management Corporation (“Healthier Choices”), a designer and seller of cannabis consumption Q-Cups, which are designed to consume cannabis products by vaporizing oil. The Company has the exclusive right to distribute Q-Cups in Nevada. The Exclusive Distribution Agreement further requires the Company to advertise and market Q-Cups in Nevada.

Pursuant to the terms of the Agreement, the Company purchased Q-Cups from Healthier Choices and tendered the sum of two million dollars ($2,000,000). The funds were transferred to Healthier Choices on the Effective Transaction Date. Healthier Choices has applied for and has been granted a patent with respect to the Q-Cup.

The initial term of the Exclusive Distribution Agreement is for one year, with additional successive one-year renewals, subject to certain standard termination provisions. The Exclusive Distribution Agreement is subject to standard termination provisions; however, Healthier Choices has the option to terminate the Exclusive Distribution Agreement, on 30 days’ written notice, if the Company fails to purchase a sufficient minimum quantity of Q-Cups from Healthier Choices. The Company has met its obligations for the first year of the Exclusive Distribution Agreement through the payment of $2,000,000. Thereafter, for each renewal term, the Company’s minimum purchase obligation for Q-Cups is currently $500,000, subject to a good faith negotiation at the end of each year. Notwithstanding the exclusivity provided by the Exclusive Distribution Agreement, Healthier Choices reserves the right to sell Q-Cups, directly or indirectly, to a specific retail group (the “Excluded Account”). In such event, Healthier Choices shall pay to the Company a fee equivalent to 5% of the gross sales of Q-Cups that Healthier Choices sold to an Excluded Account in Nevada. The Company, however, does not have the right to appoint sub-distributors or sell Q-Cups through any third party. In connection with the transactions contemplated by the Exclusive Distribution Agreement, Healthier Choices granted to the Company a non-exclusive, non-transferrable, and non-sub-licensable fully paid license agreement. The Exclusive Distribution Agreement provides standard cross-indemnity provisions.

The Company also entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) with Healthier Choices in August 2018. Please see Note 7, Investment in Equity, for additional information.

Prepaid Expenses (Green Houses)

In February 2018, the Company began discussions with an unrelated third-party regarding designing, purchasing, and reselling green houses. The Company provided expertise in constructing green houses, and the other party advised that it would enter into agreement to design, procure, and operate green houses. In April 2018, the third party notified the Company and the purchasers of the green houses that it could not continue with the construction of the green houses because of unrelated hardships. However, the Company, after subsequent conversations with the purchasers, agreed to complete the construction and installation of six (6) green houses to four (4) separate purchasers.

As of September 30, 2018 the Company had received $386,416 in deposits from the purchasers which were recorded as customer deposits on the balance sheet, and has paid $335,083 expenses related to the design, purchase and resale of green houses, which expenses were recorded as prepaid expenses.

Management Agreement

On April 18, 2018, the Company entered into a management agreement with the Licensed Operator that holds a cultivation license, so that it can lawfully engage in the cultivation of marijuana for sale under the laws of the State of Nevada. The term of the agreement is for 8 years. The Licensed Operator has engaged the Company to develop, manage, and operate a licensed cultivation facility on 3 acres of property owned by the Licensed Operator. The Company, at its sole cost and expense, has agreed to complete the construction of an outdoor cultivation facility meeting the local and state building codes and regulations to cultivate marijuana.

Upon completion of the construction of the outdoor cultivation facility and receipt of the appropriate approvals from the local and state authorities, the Company can begin cultivating marijuana. Pursuant to the terms of the management agreement, the Company agreed to generate sales of at least $5 million per year from product cultivated from the outdoor cultivation facility. The Licensed Operator may terminate the agreement, in accordance with the terms of the management agreement, if it does not generate at least $5 million in annual revenues. Prior to the termination of the management agreement by the Licensed Operator, the Company may cure a breach of this provision by paying 10% of the revenue shortfall to the Licensed Operator.

Pursuant to the management agreement, the Licensed Operator will (i) retain 15% of the net revenues generated from product cultivated from the outdoor cultivation facility and (ii) pay 85% of the net revenues to the Company. Upon execution of the management agreement, the Company paid $300,000 to the Licensed Operator as consideration for the opportunity to construct and manage the outdoor cultivation facility on the Licensed Operator’s property. In exchange for the initial consideration, the Licensed Operator agreed not to retain 15% of the first $2 million of net revenues generated from the outdoor cultivation facility. In addition, once the outdoor cultivation facility begins production, the Company has agreed to pay the Licensed Operator $7,000 per month for compliance, security, and other administration costs incurred by the Licensed Operator during the term of the agreement.

As of September 30, 2018 the Company recorded the $300,000 paid to the Licensed Operator as prepaid expenses.

Note 5 — Leasehold Improvements

On April 18, 2018, the Company entered into a management agreement as described in Note 4, Prepaid Expenses. Pursuant to that management agreement, the Company commenced construction of the outdoor cultivation facility. As of September 30, 2018, the Company had incurred and capitalized $1,154,842 in costs associated with the construction of this facility.

During the quarter ended September 30, 2018, the Company incurred costs associated with the construction of an indoor cultivation facility to be located at 2310 Western Avenue in Las Vegas, Nevada. The Company, through its indirect wholly owned-subsidiary, HDGLV, holds a triple net leasehold interest in a 17,298 square-foot building. In addition, in April 2018, the State of Nevada finalized and approved the Certificate held by Red Earth to grow marijuana within the City of Las Vegas in the State of Nevada, which will allow the Company to commence legal marijuana cultivation. Once ongoing construction is completed, the Company intends to operate the facility as an indoor marijuana cultivation and an agritourism destination. This facility is intended to serve as a draw for tourists who desire to visit, see, and learn about the inner-workings of a cannabis cultivation facility. Completion of this facility is expected in January 2019.

As of September 30, 2018 the Company had incurred and capitalized $74,832 in costs associated with the construction of this facility.

Note 6 — Intangible Assets

In October 2016, Red Earth entered into an Asset Purchase and Sale Agreement to purchase the Certificate from the seller for $300,000. To initiate the purchase and transfer of the Certificate, Red Earth paid a $25,000 deposit to the seller in October 2016. In February 2017, an investor advanced the Company $350,000 to fund the purchase of the Certificate.

The Nevada Department of Taxation approved the Certificate in April 2018. Once the Company completes the construction of the cultivation and agritourism destination facility, and obtains the required state and city approvals, it will begin cultivating marijuana. At that point, the intangible asset will be amortized over its useful life.

Note 7 — Investment in Equity

On August 13, 2018, the Company entered into a Stock Exchange Agreement with Healthier Choices to acquire 1,500,000,000 shares of Healthier Choices’ common stock in exchange for 85,714 shares of the Company’s common stock. The value of the stock exchanged by each party on the date of exchange was $150,000.   This represents a less than 5% ownership interest for each company in the others’ company, and the shares issued are restricted. Please see note 4, Prepaid Inventory, for further discussion of the Company’s additional business interests with Healthier Choices. The Company accounted for this purchase of shares using the cost method and intends to mark the value to market each reporting period based on the then current market value of its held shares in Healthier Choices. The Company is relying on ASC 325-20, Cost Method Investments. As of the transaction date the price as quoted on the OTC Markets for Healthier Choices common stock was $0.0001 per share.

Note 8 — Convertible Note Payable Due to Related Party

On December 15, 2017, the Company issued a convertible note payable in the amount of $900,000 to the members of Red Earth. The managing partner and 50% owner of Red Earth at the time of the transaction was Paris Balaouras, the Company’s current Chief Executive Officer. The convertible note payable was due October 15, 2018. The note was convertible into shares of the Company’s common stock at the holder’s discretion at a conversion price of $0.75 per share. The note accrues interest, commencing nine months from the issuance date, at a rate equal to one half of one percent (0.50%) per annum. Interest was payable on the maturity date or the conversion date, if applicable.

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

The Company repaid the note in full in January 2018.

Note 9 — Preferred Stock

On August 9, 2018 (the “Transaction Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Company sold and issued 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to a single institutional, accredited investor for $1,000 per share or an aggregate subscription of $2,500,000. Subject to a standard “4.99% Beneficial Ownership Limitation blocker,” the Preferred Stock is convertible into 3,335,000 shares of the Company’s Common Stock at a conversion price of $0.75 per share, subject to adjustment as described in the Certificate of Designation.

The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser, pursuant to which the Company is obligated to file a registration statement with the SEC within 30 calendar days of the Transaction Date, to register for resale the shares of common stock underlying the Preferred Stock. The Company filed the required registration statement on October 5, 2018. If the SEC has not declared the registration statement effective by the 60th calendar day following the Transaction Date (or, in the event of a “full review” by the SEC, the 90th calendar day following the Transaction Date), or upon the occurrence of other events, then the Company was obligated to pay to the purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 4.0% multiplied by the aggregate subscription amount paid by the purchaser pursuant to the Securities Purchase Agreement on a monthly basis until the event has been cured. On October 24, 2018 the Company was notified by the SEC that its registration was deemed effective on this date. Accordingly the Company is not subject to any further fees or damages related to this provision.

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

Note 10 — Capital Stock

During the nine months ended September 30, 2018, the Company issued an aggregate of 4,384,664 shares of the Company’s common stock at $0.75 per share for gross proceeds of $3,288,498, $597,000 of which were received in October 2018, and $400,000 was received prior to January 1, 2018.

During the nine months ended September 30, 2018, the Company issued 91,177 shares of the Company’s  restricted common stock for gross proceeds of $232,500 under a License agreement with the third party. (See Note 12, Commitment and Contingencies, Memorandum of Understanding).

During the nine months ended September 30, 2018, the Company issued an aggregate of 60,518 shares of the Company’s common stock in exchange for professional services valued at $99,992.

During the nine months ended September 30, 2018, the Company issued 85,714 shares of the Company’s restricted common stock valued at $150,000 under a Stock Exchange Agreement. For additional information, see Note 7, Investment, to these unaudited consolidated financial statements.

Note 11 — Warrants and Options

Warrants

Prior to the reverse merger with Red Earth, the Company had issued warrants as compensation for consulting services. The warrants expire between June 2019 and October 2019. The following table summarizes all stock warrant activity of the Company for the nine months ended September 30, 2018:

		Weighted
		Avg.
		Exercise
	Shares	Price
Balance at December 31, 2017	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at September 30, 2018	166,665	$5.88

Options

On July 1, 2018 the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to the Company and its subsidiaries. The Advisory Agreement granted to the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at an exercise price of $1.20. The options have term of 3 years. The fair value of these stock options was determined to be $6,738 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 199%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2018:

		Weighted
		Avg.
		Exercise
	Shares	Price
Balance at December 31, 2017	---	$ ---
Issued	10,000	1.20
Exercised	—	—
Expired	—	—
Balance at September 30, 2018	10,000	$1.20

Note 12 — Commitments and Contingencies

Operating Leases

The Company leases an office facility and a production / warehouse facility under two non-cancelable operating leases that expire in May 2019 and June 2027, respectively. Future minimum rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2018, are as follows:

Amount
Fiscal year ending December 31:
2018	$69,960
2019	249,090
2020	230,640
2021	230,640
2022	230,755
Thereafter	1,043,315
Total minimum lease payments	$2,054,400

Rent expense, including deferred rent expense of $203,754, incurred pursuant to operating leases for the nine months ended September 30, 2018 and 2017, was $99,188 and $0, respectively.

Application Services Memorandum of Understanding

The Company entered into a memorandum of understanding (the “MOU”) with an unrelated party (the “Party”) for consulting services related to the application for up to three (3) medical marijuana licenses during the period September 7, 2018 and September 20, 2018. The Company will receive $1,000,000 once the state of Nevada grants such license or a provisional license. Upon receipt of the $1,000,000 the Company will issue to the Party restricted common stock with a market value equal to $1,000,000 using a 30-day moving average price as the denominator to calculate the number of shares issued. During the three months ended September 30, 2018 the Party paid the Company $232,500 for the application services and issued 91,177 shares of its restricted common stock.

Litigation

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Note 13 — Subsequent Events

Termination of Advisory Agreement

In September 2018, the Company terminated the Advisory Agreement pursuant to its terms and paid to the Consultant compensation consisting of 25,000 shares of the Company’s common stock and a $6,000.00 cash payment.

Filing of Registration Statement on Form S-1

On October 5, 2018, in accordance with the Company’s obligations under the Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 (File No. 333-227735) (the “Registration Statement”) with the SEC to register 3,335,000 shares of the Company’s stock for resale. The Company filed Amendment No. 1 to the Registration Statement in response to comments received by the SEC. The SEC declared the Registration Statement effective on October 24, 2018.

Purchase of Office Building

In September 2018, the Company entered into a contract, through its wholly owned subsidiary, to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada for $1,500,000, subject to seller financing in the amount of $1,100,000, at an interest rate of 6% per annum. The Company closed on the purchase on October 18, 2018. The building will be home to the Company’s business operations. In addition, the Company intends to lease the available portions of the building to other entities engaged in the regulated cannabis business. The Company intends to occupy the premises beginning in the middle of the fourth quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, the marijuana industry is subject to strong competition, our business is dependent on laws pertaining to the marijuana industry, the marijuana industry is subject to government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “MJ Holdings, Inc.,” “MJ Holdings,” “MJ,” “we,” “us,” “our,” and the “Company” refer to MJ Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

Company Background

MJ Holdings, Inc. is a holding company whose subsidiaries provide infrastructure, consulting and construction services, in addition to holding, and managing third party state issued cultivation and production licenses.

We were originally incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida limited liability company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January 21, 2009, Securitas EDGAR Filings LLC merged into Securitas EDGAR Filings, Inc., a Nevada corporation. On February 14, 2014, we amended and restated our Articles of Incorporation and changed our name to MJ Holdings, Inc.

From February 2014 to January 2017, we owned and leased real estate properties zoned for legalized marijuana operations to licensed marijuana operators.

On November 22, 2016, in connection with a plan to divest ourselves of our real estate business, we submitted to our shareholders an offer to exchange (the “Exchange Offer”) our common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly formed limited liability company formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company accepted for exchange 1,800,000 shares of the Company’s common stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company holds ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

Reverse Merger

On December 15, 2017, we acquired all of the issued and outstanding membership interests of Red Earth, which was formed in October 2016, in exchange for 52,732,969 shares of our common stock of the Company and a promissory note in the amount of $900,000. The merger was accounted for as a reverse merger, whereby Red Earth was considered the accounting acquirer and became our wholly-owned subsidiary. Upon consummation of the acquisition, the now-former members of Red Earth became the beneficial owners of approximately 88% of our common stock, obtained a controlling interest of us, and retained certain of our key management positions. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” our historical financial statements prior to the reverse merger will be replaced with the historical financial statements of Red Earth prior to the reverse merger, in all future filings with the SEC. The consolidated financial statements after completion of the reverse merger will include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

Our corporate headquarters is located at 3275 South Jones Blvd., Las Vegas, Nevada, 89146, and our telephone number is (702) 879-4440. Our website address is: www.MJHoldingsinc.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-Q. Our common stock, par value $0.001, is quoted on the OTC Markets Group, Inc.’s Venture Markets under the symbol “MJNE.”

Our Business

Through our acquisition of Red Earth and its wholly-owned subsidiary, HDGLV, we expect to commence legal marijuana cultivation activities in the first quarter of 2019. The Nevada Department of Taxation approved the Certificate held by Red Earth in April 2018. We still need to obtain the required state and city approvals for our cultivation facility. It is our intention to grow our business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation and production management, and consulting services in the regulated cannabis industry.

Through Red Earth, we hold the Certificate, which is a State of Nevada issued cannabis cultivation license, and through HDGLV, we hold a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which we expect will be home to our indoor cultivation facility.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended September 30, 2018.

Please see our Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 27, 2018, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue

The Company has not generated any revenues during the three months ended September 30, 2018 and 2017. During the first two quarters of 2018, the Company began accepting customer deposits for the sale, design, installation and/or construction of greenhouse solutions to be used in the cultivation process in the cannabis industry. The Company expects to generate revenues from these greenhouse projects in 2019.

Operating Expenses

General and administrative expenses were $987,258 for the three months ended September 30, 2018, as compared to  $73,423 during the three months ended September 30, 2017. The general and administrative expenses for the three months ended September 30, 2018 consisted mainly of professional fees of $551,096, payroll expenses of $98,804 and rent expense of $75,259. The general and administrative expenses for the three months ended September 30, 2017 consisted of professional fees of $9,580 and rent expense of $52,033.

Sales and marketing expenses were $63,808 for the three months ended September 30, 2018, as compared to $0 during the three months ended September 30, 2017.

Interest Expense / (Income)

The Company recorded $145 of interest income during the three months ended September 30, 2018, as compared to $ 25,389 of interest expense during the three months ended September 30, 2017. The interest expense was associated with an investor’s advance of $350,000 to fund the acquisition of the Certificate in February 2017.

Net Loss

For the three months ended September 30, 2018, we recorded a net loss of $1,050,921 compared to a net loss of $98,812 for the three months ended September 30, 2017.

Nine months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue

The Company has not generated any revenues during the nine months ended September 30, 2018 and 2017. During the first two quarters of 2018, the Company began accepting customer deposits for the sale, design, installation and/or construction of greenhouse solutions to be used in the cultivation process in the cannabis industry. The Company expects to generate revenues from these greenhouse projects in 2019.

Operating Expenses

General and administrative expenses were $1,598,256 for the nine months ended September 30, 2018, as compared to  $108,902 during the nine months ended September 30, 2017. The general and administrative expenses consisted mainly of professional fees of $808,560, payroll expenses of $98,804 and rent expense of $246,360. The general and administrative expenses for the nine months ended September 30, 2017 consisted of professional fees of $45,059 and rent expense of $52,033.

Sales and marketing expenses were $248,064 for the nine months ended September 30, 2018, as compared to  $0 during the nine months ended September 30, 2017.

Interest Expense (Income)

We recorded $510 of interest income during the nine months ended September 30, 2018, as compared to $39,132 of interest expense during the nine months ended September 30, 2017. The interest expense was associated with an investor’s advance of $350,000 to fund the acquisition of the Certificate in February 2017.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2018, we recorded a net loss of $1,845,810 compared to a net loss of $148,034 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

The Company had cash of $1,414,052 at September 30, 2018, compared with cash of $2,513,863 at December 31, 2017.

Operating Activities

During the nine months ended September 30, 2018, we used $3,994,134 of cash in operating activities primarily as a result of our net loss of $1,845,810, offset by amortization of deferred rent expense of $99,188, common stock issued for services valued at $106,728, and net changes in operating assets and liabilities of $(2,354,240).

During the nine months ended September 30, 2017, we used $103,213 of cash in operating activities primarily as a result of our net loss of $148,034, offset by amortization of debt discount of $6,600, amortization of deferred rent expense of $52,033, and net changes in operating assets and liabilities of $13,812.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018, was $1,229,675, which consisted of the payments for leasehold improvements.

Net cash used in investing activities during the nine months ended September 30, 2017, was $300,000, which consisted of the purchase the Certificate issued in the State of Nevada.

Financing Activities

During the nine months ended September 30, 2018, financing activities provided $2,523,998 in proceeds from the issuance of common stock, and $2,500,000 in proceeds from the issuance of Preferred Stock. The Company used $900,000 in repayments of convertible notes payable.

During the nine months ended September 30, 2017, financing activities provided $339,440 in proceeds from notes payable, and $20,001 in proceeds from common stock to be issued.

We expect to begin generating revenues during the fourth quarter of 2018 but will likely incur additional net losses during this time period. Although we can provide no assurances, we believe our cash on hand and our ability to raise additional capital will provide sufficient liquidity and capital resources to fund our business for the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

We do not consider our business to be seasonal.

Commitments and Contingencies

We are subject to the legal proceedings described in “Part II, Item 1. Legal Proceedings” of this report. There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2018 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Employment Agreement

On October 15, we entered into an Employment Agreement (the “Employment Agreement”) with Terrence M. Tierney. Pursuant to the Employment Agreement, we appointed Terrence M. Tierney, to the additional position of Chief Administrative Officer, in addition to his current role as Secretary. The initial term of employment is for a three-year period (or until September 30, 2021), unless extended or otherwise terminated in accordance with its terms. The effective date of the Employment Agreement is October 15, 2018, and continues until the earlier of: (i) the effective date of any subsequent employment agreement between Mr. Tierney and us; (ii) the effective date of any termination of employment as provided for in the Employment Agreement; or (iii) three (3) years from the effective date; provided, that the Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew the Employment Agreement, which written notice must be received by the other party no less than ninety (90) days and no more than one hundred eighty (180) days prior to the expiration of the applicable term. Mr. Tierney will report to the Chief Executive Officer and the Board of Directors.

Mr. Tierney’s annual salary shall be equal to or greater than any other senior executive of the Company with the exception of the Chief Executive Officer. Mr. Tierney is entitled to the benefits other employees are entitled to, including medical, dental, and vision insurance; life and disability insurance; retirement and profit sharing programs; paid holidays; and such other benefits and perquisites as are approved by the Board of Directors. In addition, the Company agreed to issue 500,000 shares of common stock pursuant to a stock award agreement within thirty (30) days of adoption of an omnibus benefit plan. Mr. Tierney’s employment may be terminated for cause or without cause. In addition, in the event of disability, the Company is entitled to terminate Mr. Tierney if he is unable to perform his duties without reasonable accommodation for a period of more than thirty (30) consecutive days. Upon such termination, Mr. Tierney is entitled to all accrued but unpaid salary and vacation. In the event of a “total disability,” as defined in the Employment Agreement, Mr. Tierney is also entitled to receive his normal monthly salary for the shorter of the first three (3) months of disability or until any disability insurance policy (offered as part of his employment) begins to pay benefits. After three (3) months, Mr. Tierney is only entitled to receive amounts under the disability insurance coverage, if any. In the event of partial disabilities, Mr. Tierney is entitled to that portion of his normal monthly salary that bears the same ratio to his normal monthly salary as the amount of time which the Executive is able to devote to the usual performance of duties during such period bears to the total time Mr. Tierney devoted to performing such services prior to the time the partial disability commenced. In the event of a combination of total and partial disability, the maximum total disability compensation Mr. Tierney shall be entitled to cannot exceed an amount equal to one (1) times his normal monthly compensation.

MOU

We entered into the MOU with the Party in September 2018. Pursuant to the MOU, the Party and we agreed that during the application period (September 7, 2018 through September 20, 2018), the Party agreement to pay us the sum of $77,500 for each medical marijuana license jointly applied for in Nevada, up to three (3) licenses. The maximum owed to be paid to us pursuant to the MOU is $232,500, which was paid during the three months ended September 30, 2018. The Party was entitled to shares of our restricted common stock with a fair market value as of the trading day immediately preceding the date the first license application was submitted equal to $232,500. The Party and we agreed that the Party would hold a ten percent (10%) interest in each license applied for and granted by Nevada. The Party has agreed that upon Nevada granting such license or a provisional license, it shall pay us $1 million to be used to construct and operate the dispensary contemplated by the license. In exchange, we agreed to issue to the Party additional shares of restricted common stock in the fair market value of $1 million using a 30-day moving average price. The Party was also granted a ten percent (10%) ownership interest in any such dispensary and will be entitled to an annual distribution equal to ten percent (1%) of the net profits of the dispensary.

Purchase of Office Building

In September 2018, the Company entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada for $1,500,000, subject to seller financing in the amount of $1,100,000, at an interest rate of 6.5% per annum, payable in regular monthly installments of $6,952.75, on or before the same day of each month beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2023, at which time the entire sum of principal and accrued interest is due and payable. On or before the one-year anniversary, November 1, 2019, a principal reduction payment in the amount of $50,000 will be due. Upon the one-year anniversary of the note and, provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated per the same terms with a new scheduled monthly payment of $6559.00. The Company closed on the purchase on October 17, 2018. The building will be home to the Company’s business operations. In addition, the Company intends to lease the available portions of the building to other entities engaged in the regulated cannabis business. The Company intends to occupy the premises beginning in the middle of the fourth quarter of 2018.

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit

10.1*	Employment Agreement dated October 15, 2018, by and between MJ Holdings, Inc. and Terrence M. Tierney

10.2*	Corporate Advisory Agreement dated June 22, 2018, by and among MJ Holdings, Inc., Profesco, Inc., and Terrence M. Tierney

10.3*	Termination of Agreement and Release dated September 30, 2018, by and between MJ Holdings, Inc. and Profesco, Inc.

10.4*	Memorandum of Understanding by and between MJ Holdings, Inc. and Andy Zhang

10.5 *	Management Agreement dated April 18, 2018, by and between MJ Holdings, Inc. and Acres Cultivation LLC

10.6 *	Management Services Agreement dated March 5, 2018, by and between MJ Holdings, Inc. and DM Enterprises LLC

10.7*	Share Exchange Agreement dated August 13, 2018, by and between MJ Holdings, Inc. and Healthier Choices Management Corporation

10.8 *	Deed of Trust with Assignment of Rents; Grant, Bargain, Sale Deed; and Note Secured by Deed of Trust ; and Purchase Agreement related to the building located at 1300 S. Jones Boulevard, Las Vegas, Nevada 89146

31.1 *	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 *	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 *	Section 1350 Certification of Chief Executive Officer

32.2 *	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

Dated: November 14, 2018	By:	/s/ Paris Balaouras
Paris Balaouras
Chief Executive Officer (Principal Executive Officer)

By:	/s/ John R. Wheeler
Chief Financial Officer (Principal Accounting Officer)

