Form 10-Q/A
period 2018-09-30
MJ Holdings, Inc.
filed 2018-12-11
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

1300 South Jones Blvd., Las Vegas, NV 89146

(Address of principal executive offices) (Zip Code)

(702) 879-4440

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).   Yes   ☑   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of December 10, 2018, there were 70,957,480 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q/A

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MJ HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current Assets
Cash	$1,414,052	$2,513,863
Prepaid expenses	740,083	5,500
Prepaid inventory	2,000,000	-
Total Current Assets	4,154,135	2,519,363
Fixed Assets
Leasehold improvements	1,247,210	17,535
Other Assets
Deposits	133,633	42,383
Intangible asset	300,000	300,000
Available for Sale Securities	300,000	-
Noncurrent assets held for disposition	584	584
Total Assets	$6,135,562	$2,879,865

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$155,559	$70,382
Customer deposits	386,416	-
Convertible notes payable due to related party	-	900,000
Total Current Liabilities	541,975	970,382

Noncurrent Liabilities:
Deferred rent	203,754	104,565
Total noncurrent liabilities	203,754	104,565

Total Liabilities	745,729	1,074,947

Stockholders’ Equity
Preferred stock, par value $0.001, 5,000,000 shares authorized; 2,500 and 0 shares issued and outstanding, respectively	3	-
Common stock, par value $0.001, 95,000,000 shares authorized; 67,297,480 and 62,675,407 shares issued and outstanding, respectively	67,297	62,675
Additional paid in capital	10,477,864	1,704,764
Common stock to be issued	-	400,000
Stock subscription receivable	(597,000)	-
Accumulated deficit	(4,708,331)	(362,521)
Accumulated other comprehensive income	150,000	-
Total Stockholders’ Equity	5,389,833	1,804,918
Total Liabilities and Stockholders’ Equity	$6,135,562	$2,879,865

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Operating Expenses
General and administrative	987,258	73,423	1,598,256	108,902
Sales and marketing	63,808	-	248,064	-
Total operating expenses	1,051,066	73,423	1,846,320	108,902

Operating loss	(1,051,066)	(73,423)	(1,846,320)	(108,902)

Other Expenses (Income)
Interest expense (income)	(145)	25,389	(510)	39,132
Total other expenses (income)	(145)	25,389	(510)	39,132

Loss before provision for income taxes	(1,050,921)	(98,812)	(1,845,810)	(148,034)

Provision for income taxes	-	-	-	-

Net Loss	(1,050,921)	(98,812)	(1,845,810)	(148,034)

Deemed dividend related to beneficial conversion feature of convertible preferred stock	(2,500,000)	-	(2,500,000)	-

Net loss attributable to common shareholders	$(3,550,921)	$(98,812)	$(4,345,810)	$(148,034)

Basic and diluted net loss per common share:	$(0.06)	$(0.00)	$(0.07)	$(0.00)

Weighted average shares outstanding	63,746,119	52,732,969	63,298,565	52,732,969

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statement of Comprehensive Loss

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Net loss	$(1,050,921)	$(98,812)	$(1,845,810)	$(148,034)
Other comprehensive income

Unrealized gains on securities available for sale	150,000	-	150,000	-
Total other comprehensive income	150,000	-	150,000	-

Total comprehensive loss	$(900,921)	$(98,812)	$(1,695,810)	$(148,034)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,845,810)	$(148,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance cost	-	6,600
Amortization of deferred rent	99,188	52,033
Common stock and options issued for services	106,728	-
Changes in operating assets and liabilities:
Prepaid expenses and prepaid inventory	(2,734,583)	-
Deposits	(91,250)	(42,383)
Accounts payable and accrued liabilities	85,177	28,571
Customer deposits	386,416	-
Net cash used in operating activities	(3,994,134)	(103,213)

Cash Flows from Investing Activities:
Purchase of license	-	(300,000)
Payment for leasehold improvements	(1,229,675)	-
Net cash used in investing activities	(1,229,675)	(300,000)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	2,500,000	-
Proceeds from issuance of common stock	2,523,998	-
Proceeds from common stock to be issued	-	20,001
Proceeds from notes payable	-	339,440
Repayment of convertible note due to related party	(900,000)	-
Net cash provided by financing activities	4,123,998	359,441

Net decrease in cash	(1,099,811)	(43,772)

Cash, beginning of period	2,513,863	-

Cash, end of period	$1,414,052	$(43,772)

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing activities:
Common stock issued to acquire available for sale securities	$150,000	$-

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

In April 2018, the State of Nevada finalized and approved the provisional Medical Marijuana Establishment Registration Certificate (the “Certificate”) held by our wholly owned subsidiary, Red Earth, LLC (“Red Earth”). The Certificate, when perfected, will allow the Company to commence legal marijuana cultivation activities in the State of Nevada. HDGLV, LLC (“HDGLV”), a wholly owned subsidiary of Red Earth, holds a triple-net leasehold interest, with an option to buy, in a 17,298 square-foot building, which we expect will be the home to our indoor cultivation facility. Phase 1 of this facility was completed in July of 2018. We received final approval from the State of Nevada, Department of Taxation with respect to the Certificate, and Red Earth was issued a Business License by the City of Las Vegas during the quarter ended September 30, 2018. We expect to complete additional modifications and open the facility in January of 2019.

In April 2018, the Company entered into a management agreement with a Nevada company (the “Licensed Operator”) that holds a license, for the legal cultivation of marijuana for sale under the laws of the State of Nevada. The Licensed Operator has engaged us to develop, manage, and operate a licensed cultivation facility on property owned by the Licensed Operator. At our sole cost and expense, we completed the construction of a 120,000 square-foot outdoor grow facility, including the construction of an 8,000 square-foot building and installation of required security fencing, meeting the State of Nevada building codes and regulations. Operation of this facility commenced in August, 2018. The Company will account for the biological assets at LCM (lower of cost or market) as inventory in accordance with ASC 905 Agriculture. At September 30, 2018 the seedlings were in an immature state. See Note 4 Prepayments and deposits, Management Agreement.

In order to develop and manage the three-acre outdoor facility, the Company entered into a management services agreement with a Nevada limited liability company (the “Manager”) to provide operational oversight and cultivation management for the Company’s proposed three-acre outdoor cultivation facility. The term of the agreement is for three years. The Manager is entitled to receive compensation equal to twelve percent of the gross yield sales from each harvest with six percent payable in the form of cash and six percent payable in the form of the Company’s common stock. The Manager is entitled to bonus compensation equal to 2 percent of gross yield sales in excess of $10,000,000 but less than $12,500,000; three and one-half percent of the gross yield sales in excess of $12,500,000 but less than $15,000,000; and, five percent of any gross yield sales in excess of $15,000,000. All bonus’ are payable in the form of the Company’s common stock.

In September of 2018 the Company, through its wholly owned subsidiary, Red Earth applied for five Recreational Marijuana Establishment Licenses to operate up to five retail marijuana stores within the state of Nevada. The Company’s goal is to open a store within the City of Las Vegas, as well as additional dispensaries in Washoe County near Lake Tahoe, in North Las Vegas, unincorporated Clark County and Henderson, Nevada. The Company was advised on December 6, 2018 that none of the applications resulted in the grant of a dispensary license.

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

The Company has not generated revenue from its existing business and has an accumulated deficit of $2,208,331 from inception (October 17, 2016) to September 30, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 — Prepayments and Deposits

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

Pursuant to the terms of the Agreement, the Company purchased Q-Cups from Healthier Choices and tendered the sum of two million dollars ($2,000,000). Delivery of the inventory had not been received as of September, 2018. The funds were transferred to Healthier Choices on the Effective Transaction Date. Healthier Choices has applied for and has been granted a patent with respect to the Q-Cup.

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

The Company also entered into a Stock Exchange Agreement (the “Stock Exchange Agreement”) with Healthier Choices in August 2018. Please see Note 7, Available for Sale Securities, for additional information.

Prepaid Expenses

In February 2018, the Company began discussions with an unrelated third-party regarding designing, purchasing, and reselling greenhouses. The Company provided expertise in constructing green houses, and the other party advised that it would enter into agreement to design, procure, and operate greenhouses. In April 2018, the third party notified the Company and the purchasers of the green houses that it could not continue with the construction of the green houses because of unrelated hardships. However, the Company, after subsequent conversations with the purchasers, agreed to complete the construction and installation of six (6) greenhouses to four (4) separate purchasers.

As of September 30, 2018, the Company had received $386,416 in deposits from the purchasers which were recorded as customer deposits on the balance sheet, and has paid $335,083 expenses related to the design, purchase and resale of green houses, which expenses were recorded as prepaid expenses.

As of September 30, 2018, the Company had made a Prepayment in the amount of $50,000 to an unrelated third-party for the acquisition of all of the membership units of Farm Road, LLC including 260 acres of farmland in the Amargosa Valley of Nevada and the concomitant water rights. The Prepayment is a non-refundable deposit to be held in escrow until the closing of the transaction. In the event that the transaction does not close on or before January 31, 2019 the deposit is subject to forfeiture.

As of September 30, 2018, the Company had made a Prepayment in the amount of $95,000 to an unrelated third-party for the acquisition of an approximately 10,000 square foot office building located at 1300 S Jones Blvd., Las Vegas, NV 89146. The Prepayment is a deposit to be held in escrow until the closing of the transaction. The transaction closed on October 18, 2018. (See Note 13, Subsequent Events, Purchase of Office Building).

Management Agreement

In March 2018, the Company entered into a management services agreement with a Nevada limited liability company (the “Manager”) to provide operational oversight and cultivation management for the Company’s proposed three-acre outdoor cultivation facility. The term of the agreement is for three years. The Manager is entitled to receive compensation equal to twelve percent of the gross yield sales from each harvest with six percent payable in the form of cash and six percent payable in the form of the Company’s common stock. The Manager is entitled to bonus compensation equal to 2 percent of gross yield sales in excess of $10,000,000 but less than $12,500,000; three and one-half percent of the gross yield sales in excess of $12,500,000 but less than $15,000,000; and, five percent of any gross yield sales in excess of $15,000,000. All bonus’ are payable in the form of the Company’s common stock.

On April 18, 2018, the Company entered into a management agreement with the Licensed Operator that holds a cultivation license, so that it can lawfully engage in the cultivation of marijuana for sale under the laws of the State of Nevada. The term of the agreement is for 8 years to cultivate a three-acre plot at the 37 acre facility. The Licensed Operator has engaged the Company to develop, manage, and operate a licensed cultivation facility on three-acres of property owned by the Licensed Operator. The Company, at its sole cost and expense, has agreed to complete the construction of an outdoor cultivation facility meeting the local and state building codes and regulations to cultivate marijuana.

Upon completion of the construction of the outdoor cultivation facility and receipt of the appropriate approvals from the local and state authorities, the Company began cultivating marijuana. Pursuant to the terms of the management agreement, the Company agreed to generate sales of at least $5 million per year from product cultivated from the outdoor cultivation facility. The Licensed Operator may terminate the agreement, in accordance with the terms of the management agreement, if it does not generate at least $5 million in annual revenues. Prior to the termination of the management agreement by the Licensed Operator, the Company may cure a breach of this provision by paying 10% of the revenue shortfall to the Licensed Operator.

Pursuant to the management agreement, the Licensed Operator will (i) retain 15% of the net revenues generated from product cultivated from the outdoor cultivation facility and (ii) pay 85% of the net revenues to the Company. Upon execution of the management agreement, the Company paid $300,000 to the Licensed Operator as consideration for the opportunity to construct and manage the outdoor cultivation facility on the Licensed Operator’s property. In exchange for the initial consideration, the Licensed Operator agreed not to retain 15% of the first $2 million of net revenues generated from the outdoor cultivation facility. In addition, once the outdoor facility began cultivating in August of 2018, the Company became obligated to pay the Licensed Operator $7,000 per month for compliance, security, and other administration costs incurred by the Licensed Operator during the term of the agreement.

As of September 30, 2018, the Company recorded the $300,000 paid to the Licensed Operator as prepaid expenses.

In order to develop and manage the three-acre outdoor facility, the Company entered into a management services agreement with with a Nevada limited liability company (the “Manager”) to provide operational oversight and cultivation management for the Company’s proposed three-acre outdoor cultivation facility. The term of the agreement is for three years. The Manager is entitled to receive compensation equal to twelve percent of the gross yield sales from each harvest with six percent payable in the form of cash and six percent payable in the form of the Company’s common stock. The Manager is entitled to bonus compensation equal to 2 percent of gross yield sales in excess of $10,000,000 but less than $12,500,000; three and one-half percent of the gross yield sales in excess of $12,500,000 but less than $15,000,000; and, five percent of any gross yield sales in excess of $15,000,000. All bonus’ are payable in the form of the Company’s common stock.

Note 5 — Leasehold Improvements

On April 18, 2018, the Company entered into a management agreement as described in Note 4, Prepayments and deposits, Management Agreement. Pursuant to that management agreement, the Company commenced construction of the outdoor cultivation facility. As of September 30, 2018, the Company had incurred and capitalized $1,154,842 in costs associated with the construction of this facility.

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

As of September 30, 2018, the Company had incurred and capitalized $74,833 in costs associated with the construction of this facility.

As of December 31, 2017, the Company had incurred and capitalized $17,535 in costs associated with improvements to its leasehold located at 3275 S Jones, Blvd., Suite 104, Las Vegas, NV 89146.

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

Note 7 — Available for Sale Securities

On August 13, 2018, the Company entered into a Stock Exchange Agreement with Healthier Choices to acquire 1,500,000,000 shares of Healthier Choices’ common stock in exchange for 85,714 shares of the Company’s common stock. The value of the stock exchanged by each party on the date of exchange was $150,000.   This represents a less than 5% ownership interest for each company in the others’ company, and the shares issued are restricted. The shares of common stock constitute “restricted securities” that may be eligible for resale pursuant to Rule 144 of the Securities Act of 1933. Please see note 4, Prepaid Inventory, for further discussion of the Company’s additional business interests with Healthier Choices. The Company accounted for this purchase of shares using the cost method and intends to mark the value to market each reporting period based on the then current market value of its held shares in Healthier Choices. As of the transaction date, the price as quoted on the OTC Markets for Healthier Choices common stock was $0.0001 per share and $.0002 as of September 30, 2018, resulting in a $150,000 unrealized gain.

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

The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser, pursuant to which the Company is obligated to file a registration statement with the SEC within 30 calendar days of the Transaction Date, to register for resale the shares of common stock underlying the Preferred Stock. The Company filed the required registration statement on October 5, 2018. If the SEC has not declared the registration statement effective by the 60th calendar day following the Transaction Date (or, in the event of a “full review” by the SEC, the 90th calendar day following the Transaction Date), or upon the occurrence of other events, then the Company was obligated to pay to the purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 4.0% multiplied by the aggregate subscription amount paid by the purchaser pursuant to the Securities Purchase Agreement on a monthly basis until the event has been cured. On October 24, 2018 the Company was notified by the SEC that its registration was deemed effective on this date. Accordingly, the Company is not subject to any further fees or damages related to this provision.

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

Beneficial Conversion Feature

Pursuant to GAAP, a beneficial conversion feature (“BCF”) exists to the extent that a convertible security is issued at a price that is less than the fair value of the security into which it is convertible. This guidance applies to the Preferred Stock as these shares were issued at $1,000 per share which, based on the Conversion Rate computes to a common share equivalent price of $.75 per share, which was less than the share price of the Company’s common stock at the time of issuance of $1.90 per share. The difference between these two prices, created a BCF. The BCF is treated as a deemed dividend to the holders of Preferred Stock since the conversion feature is immediately exercisable for the Preferred Stock. The BCF is recorded as a decrease to Retained earnings and an increase to Additional paid-in capital. The deemed dividend also affects the Company’s earnings per share calculations by increasing the loss attributable to common stockholders to the extent that it is not anti-dilutive. As a result of the BCF, the Company recorded a $2,500,000 non-cash deemed dividend for the quarter ended September 30, 2018.

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

During the nine months ended September 30, 2018, the Company issued 85,714 shares of the Company’s restricted common stock valued at $150,000 under a Stock Exchange Agreement. For additional information, see Note 7, Available for Sale Securities, to these unaudited consolidated financial statements.

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

Options

On July 1, 2018 the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to the Company and its subsidiaries. The Advisory Agreement granted to the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at an exercise price of $1.20. The options have term of 3 years. The fair value of these stock options was determined to be $6,736 using the Black-Scholes Merton option-pricing model based on the following assumptions: (i) volatility rate of 199%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. The following table summarizes all stock option activity of the Company for the nine months ended September 30, 2018:

		Weighted
		Avg.
		Exercise
	Shares	Price
Balance at December 31, 2017	—	$—
Issued	10,000	1.20
Exercised	—	—
Expired	—	—
Balance at September 30, 2018	10,000	$1.20

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

Application Services Memorandum of Understanding

We entered into a Memorandum of Understanding (the “MOU”) with an unrelated third party (the “Party”) in September 2018. Pursuant to the MOU, the Party and we agreed that, during the application period (September 7, 2018 through September 20, 2018), the Party agreed pay us the sum of $77,500 for each medical marijuana license jointly applied for in Nevada, up to three (3) licenses. The maximum owed to be paid to us pursuant to the MOU is $232,500, which was paid during the three months ended September 30, 2018. The Party was entitled to shares of our restricted common stock with a fair market value as of the trading day immediately preceding the date the first license application was submitted equal to $232,500. The Party and we agreed that the Party would hold a ten percent (10%) interest in each license applied for and granted by Nevada. The Party has agreed that, upon Nevada granting such license or a provisional license, it shall pay us $1 million to be used to construct and operate the dispensary contemplated by the license. In exchange, we agreed to issue to the Party additional shares of restricted common stock in the fair market value of $1 million using a 30-day moving average price. The Party was also granted a ten percent (10%) ownership interest in any such dispensary and will be entitled to an annual distribution equal to ten percent (10%) of the net profits of the dispensary.

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

Purchase of Office Building

On September 21, 2018, the Company, through its wholly owned subsidiary, Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada for $1,500,000, subject to seller financing in the amount of $1,100,000, at an interest rate of 6.5% per annum, utilizing a 30 year amortization schedule, regular monthly installments of $6,952.75 shall be payable on or before the same day of each month beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2023, at which time the entire sum of principal and accrued interest in the amount of $1,031,140 is due and payable. On or before the one-year anniversary, November 1, 2019, a principal reduction payment in the amount of $50,000 will be due. Upon the one-year anniversary of the note and, provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559.00. The Company closed the purchase on October 18, 2018. The building will be home to the Company’s business operations. In addition, the Company intends to lease the available portions of the building to other entities engaged in the regulated cannabis business. The Company moved into the building in November 19, 2018.

Issuance of Common Stock

On October 15, 2018 the Company issued 250,000 shares of common stock for services rendered in regards to our proposed strategic partnership with an Oklahoma license holder. Between November 6, 2018 and December 3, 2018 the holders of Preferred Stock converted 2500 shares of Preferred Stock into 3,335,000 shares of the Company’s common stock. On November 28, 2018 the Company issued 75,000 shares for services rendered to a member of our Advisory Board.

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

Our corporate headquarters is located at 1300 South Jones Blvd., Las Vegas, Nevada, 89146, and our telephone number is (702) 879-4440. Our website address is: www.MJHoldingsinc.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-Q. Our common stock, par value $0.001, is quoted on the OTC Markets Group, Inc.’s Venture Markets under the symbol “MJNE.”

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Employment Agreement

On October 15, 2018, we entered into an Employment Agreement (the “Employment Agreement”) with Terrence M. Tierney. Pursuant to the Employment Agreement, we appointed Terrence M. Tierney, to the additional position of Chief Administrative Officer, in addition to his current role as Secretary. The initial term of employment is for a three-year period (or until September 30, 2021), unless extended or otherwise terminated in accordance with its terms. The effective date of the Employment Agreement is October 15, 2018, and continues until the earlier of: (i) the effective date of any subsequent employment agreement between Mr. Tierney and us; (ii) the effective date of any termination of employment as provided for in the Employment Agreement; or (iii) three (3) years from the effective date; provided, that the Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew the Employment Agreement, which written notice must be received by the other party no less than ninety (90) days and no more than one hundred eighty (180) days prior to the expiration of the applicable term. Mr. Tierney will report to the Chief Executive Officer and the Board of Directors.

Mr. Tierney’s annual salary shall be equal to or greater than any other senior executive of the Company with the exception of the Chief Executive Officer. Mr. Tierney is entitled to the benefits other employees are entitled to, including medical, dental, and vision insurance; life and disability insurance; retirement and profit-sharing programs; paid holidays; and such other benefits and perquisites as are approved by the Board of Directors. In addition, the Company agreed to issue 500,000 shares of common stock pursuant to a stock award agreement within thirty (30) days of adoption of an omnibus benefit plan. Mr. Tierney’s employment may be terminated for cause or without cause. In addition, in the event of disability, the Company is entitled to terminate Mr. Tierney if he is unable to perform his duties without reasonable accommodation for a period of more than thirty (30) consecutive days. Upon such termination, Mr. Tierney is entitled to all accrued but unpaid salary and vacation. In the event of a “total disability,” as defined in the Employment Agreement, Mr. Tierney is also entitled to receive his normal monthly salary for the shorter of the first three (3) months of disability or until any disability insurance policy (offered as part of his employment) begins to pay benefits. After three (3) months, Mr. Tierney is only entitled to receive amounts under the disability insurance coverage, if any. In the event of partial disabilities, Mr. Tierney is entitled to that portion of his normal monthly salary that bears the same ratio to his normal monthly salary as the amount of time which the Executive is able to devote to the usual performance of duties during such period bears to the total time Mr. Tierney devoted to performing such services prior to the time the partial disability commenced. In the event of a combination of total and partial disability, the maximum total disability compensation Mr. Tierney shall be entitled to cannot exceed an amount equal to one (1) times his normal monthly compensation.

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

Purchase of Office Building

On September 21, 2018, the Company, through its wholly owned subsidiary, Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada for $1,500,000, subject to seller financing in the amount of $1,100,000, at an interest rate of 6.5% per annum, utilizing a 30 year amortization schedule, regular monthly installments of $6,952.75 shall be payable on or before the same day of each month beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2023, at which time the entire sum of principal and accrued interest in the amount of $1,031,140 is due and payable. On or before the one-year anniversary, November 1, 2019, a principal reduction payment in the amount of $50,000 will be due. Upon the one-year anniversary of the note and, provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559.00. The Company closed the purchase on October 18, 2018. The building will be home to the Company’s business operations. In addition, the Company intends to lease the available portions of the building to other entities engaged in the regulated cannabis business. The Company intends to occupy the premises beginning in the middle of the fourth quarter of 2018.

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit

10.1***	Employment Agreement dated October 15, 2018, by and between MJ Holdings, Inc. and Terrence M. Tierney

10.2***	Corporate Advisory Agreement dated June 22, 2018, by and among MJ Holdings, Inc., Profesco, Inc., and Terrence M. Tierney

10.3***	Termination of Agreement and Release dated September 30, 2018, by and between MJ Holdings, Inc. and Profesco, Inc.

10.4***	Memorandum of Understanding by and between MJ Holdings, Inc. and Andy Zhang, dated September 7, 2018

10.5***	Management Agreement dated April 18, 2018, by and between MJ Holdings, Inc. and Acres Cultivation LLC

10.6***	Management Services Agreement dated March 5, 2018, by and between MJ Holdings, Inc. and DM Enterprises LLC

10.7***	Share Exchange Agreement dated August 13, 2018, by and between MJ Holdings, Inc. and Healthier Choices Management Corporation

10.8***	Deed of Trust with Assignment of Rents; Grant, Bargain, Sale Deed; and Note Secured by Deed of Trust, by and between Felix DeHerrera Living Trust and Prescott Management, LLC dated October 17, 2018 and recorded in the office of the Clark County Recorder; and Purchase Agreement dated September 21, 2018 related to the building located at 1300 S Jones Blvd., Las Vegas, Nevada 89146

31.1*	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer

32.2*	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith
**	Furnished herewith (not filed).
***	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

Dated: December 11, 2018	By:	/s/ Paris Balaouras
Paris Balaouras
Chief Executive Officer (Principal Executive Officer)

By:	/s/ John R. Wheeler
Chief Financial Officer (Principal Accounting Officer)