Form 10-K
period 2018-12-31
MJ Holdings, Inc.
filed 2019-10-16
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-8235905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 South Jones Boulevard, Las Vegas, Nevada 89146

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on September 30, 2019, the last business day of the registrant’s most recently completed fiscal quarter, was $15,937,098.

The number of shares outstanding of the issuer’s Common Stock as of October 15, 2019, was 64,624,781.

MJ HOLDINGS, INC.

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

ii

PART I

Item 1. Business

Company Overview

MJ Holdings Inc. (OTC Pink: MJNE) is a highly-diversified, publicly-traded, cannabis holding company providing cultivation management, licensing support, production management, asset and infrastructure development – concentrated in the Las Vegas market. It is our intention to grow our business and provide a 360-degree spectrum of infrastructure (including: cultivation, production management, dispensaries and consulting services) through: the acquisition of existing companies; joint ventures with existing companies possessing complementary expertise, and/or through the development of new opportunities. We intend to “prove the concept” profitably in the rapidly expanding Las Vegas market and then use that anticipated success as a template for replicating the concept in other developing states through a combination of strategic partnerships, acquisitions and opening new operations.

The Company’s assets and operations have expanded significantly over the past year; and, the Company recently received more than $6,000,000, from the sale of common stock previously returned to the Company, to facilitate further expansion of its cultivation footprint as well as to launch seed generation and production facilities and the rollout of its Highland Brothers brand of cannabis products for consumption in the United States, Canada and European markets.

Under the leadership of our CEO, Paris Balaouras, the Company has assembled a senior management team possessing significant experience in building, acquiring and operating high-growth, multi-division businesses in a public company setting. The Company also has retained operating level employees, directly and through strategic relationships, possessing significant experience in marijuana cultivation and production.

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Three Acre Facility”) in the Amargosa Valley of Nevada. We have the contractual right to cultivate marijuana on this property until 2026, for which we receive eighty-five percent (85%) of the net revenues produced from our management of this facility.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. This property, on which we intend to utilize a state-of-the-art cultivation system for growing, initially, an additional five acres of marijuana in 2020, is contiguous to the property that we manage in Amargosa. This cultivation system should allow us to harvest two full crops per year. The land also has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities.

●	a nearby commercial trailer and RV park (the “Trailer Park”) that can supply necessary housing for our farm employees. After our 2018 harvest, which yielded approximately 5,400 lbs. of marijuana, we came to realize that we would need to find a more efficient method of bringing our cultivation team to our facilities every day. In April of 2019, we consummated the purchase of the 50-acre plus Trailer Park for $600,000 in cash and $50,000 of the Company’s restricted common stock (see further description of this transaction hereinbelow). This property also has sufficient land and water to locate our hemp seed genetics lab; we are in the process of securing the necessary permits to commence construction of the facility.

●	a definitive agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019 we executed a membership interest purchase agreement to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, the holders of a State of Nevada provisional cultivation license and provisional production license, respectively (see further description of this transaction hereinbelow). We expect to consummate this transaction in the fourth quarter of 2019 after receipt of all necessary regulatory approvals.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through our wholly owned subsidiary, Red Earth, LLC, we hold Medical Marijuana Establishment Registration Certificate, Application No. C012. In cooperation with our joint venture partners, Element NV LLC we expect to invest more than $3,500,000.00 in the build-out of this more than 17,000 square foot state-of-the-art facility, which should be fully operational in the second quarter of 2020 (see Subsequent Events for additional information). We presently have approximately eight years remaining on our lease on this building with two additional five-year options, as well as an option to purchase the property for $2,607,880.

●	exploration of cannabis-related opportunities in the European Union, with a particular focus on Greece - In December of 2018 we established MJ International Research Company, Ltd., headquartered in Dublin, Ireland. We have established two wholly owned subsidiaries in Greece, Gioura International Single Member Private Company for the acquisition of land and MJ Holdings International Single Member S.A. for the required licenses.

●	a wellness hotel concept (the “Alternative Hospitality”). In November of 2018 the Company formed Alternative Hospitality, Inc., a joint venture with a successful hotel operator, is developing hotel properties with a focus on the wellness aspects of cannabis and cannabis related products.

We also continue to identify potential acquisition of revenue producing assets and licenses within legalized cannabis markets both nationally and internationally that can maximize shareholder value while providing a 360-degree spectrum of infrastructure, cultivation, production, management, dispensaries and consulting services in the regulated cannabis industry

We may face substantial competition in the operation of cultivation facilities in Nevada. Numerous other companies have also been granted cultivation licenses, and, therefore, we anticipate that we will face competition from these other companies. Our management team has experience in successfully developing, implementing, and operating marijuana cultivation and related businesses in other legal cannabis markets. We believe our experience in cultivation and facility management will provide us with a competitive advantage over our competitors. Senior management now also includes a number of executives possessing significant experience with public companies, in mergers and acquisitions, and with raising public and private equity and debt financing.

The Company occupies the entire second floor of an approximately 10,000 sq. ft. office building, located in the City of Las Vegas. This properly was acquired in October of 2018.

Corporate History/Acquisition of Red Earth

We were incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida Limited Liability Company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January, 21 2009, Securitas EDGAR Filings LLC merged into Securitas EDGAR Filings, Inc., a Nevada corporation. On February 14, 2014, we amended and restated our Articles of Incorporation and changed our name to MJ Holdings, Inc.

On November 22, 2016, in connection with a plan to divest ourselves of our real estate business, we submitted to our stockholders an offer to exchange (the “Exchange Offer”) our common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly-formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company accepted for exchange 1,800,000 shares of our Common Stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, we transferred our ownership interests in the real estate properties and our subsidiaries, through which we hold ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

On December 15, 2017, we acquired all of the issued and outstanding membership interests of Red Earth, LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of our Common Stock and a promissory note in the amount of $900,000. The acquisition was accounted for as a “Reverse Merger”, whereby Red Earth was considered the accounting acquirer and became our wholly owned subsidiary. Upon the consummation of the acquisition, the now-former members of Red Earth became the beneficial owners of approximately 88% of our Common Stock, obtained controlling interest of the Company, and retained certain of our key management positions. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition”, our historical financial statements prior to the reverse merger will be replaced with the historical financial statements of Red Earth prior to the reverse merger in all future filings with the SEC.

The consolidated financial statements after completion of the reverse merger included: the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements. In February of 2019, the Company repurchased, from the Company’s largest shareholder, 20,000,000 of the 26,366,484 shares that this shareholder originally received in connection with the Reverse Merger - for a total purchase price of $20,000.

From February 2014 to January 2017, we owned and leased to licensed marijuana operator’s real estate properties zoned for legalized marijuana operations.

Our Business History

In April 2018, the Company entered into a management agreement with a Nevada company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April, 2026. In April 2019, the Licensed Operator was acquired by a publicly traded Canadian cannabis company; the acquisition was subject to all of the contractual obligations between the Company and the Licensed Operator.

Pursuant to those agreements, the Licensed Operator engaged us to develop, manage and operate a licensed cultivation facility on property owned by the Licensed Operator. Between April and August of 2018, at our sole cost and expense, we completed the construction of a 120,000 square-foot outdoor grow facility, including the construction of an 8,000 square-foot building and installation of required security fencing, meeting all of the State of Nevada’s stringent building codes and regulations. Operation of this facility commenced in August, 2018 with our first test grow. We commenced harvest operations in November of 2018 and completed the harvest on December 24, 2018 - yielding more than 5,000 total pounds of marijuana trim and flower.

In April 2018, the State of Nevada finalized and approved the transfer of provisional Medical Marijuana Establishment Registration Certificate No. 012 (the “Certificate”) from Acres Medical, LLC to our wholly owned subsidiary, Red Earth, LLC (“Red Earth”). HDGLV, LLC (“HDGLV”), a wholly owned subsidiary of Red Earth, holds a triple-net leasehold interest in a 17,298 square-foot commercial building located on Western Avenue in the City of Las Vegas, which will be home to our indoor cultivation facility (the “Western Facility”). The initial term of the lease is for a period of ten years with two additional five-year lease options. HDGLV also possesses an option to purchase the building for $2,607,880 which is exercisable between months 25 and 60 of the initial term of the lease. In August of 2018 we received final approval from the State of Nevada, Department of Taxation to commence cultivation activities with respect to the Certificate. Contemporaneously therewith, Red Earth was issued a Business License by the City of Las Vegas to operate a marijuana cultivation facility at the Western Facility; however, the City of Las Vegas Department of Building & Safety requested that additional modifications be made to the premises prior to issuance of a certificate of occupancy (“COI”). The COI is expected to be issued in the first quarter of 2020, which will then allow the Company to commence legal marijuana cultivation activities within the City of Las Vegas.

In July of 2018 the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to the Company and its subsidiaries. The Advisory Agreement granted to the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at an exercise price of $1.20. The options have a term of three years. The fair value of these stock options was determined to be $6,738 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 222%, (ii) discount rate of 2.88%, (iii) zero expected dividend yield, and (iv) expected life of three years. In September 2018, the Company terminated the Advisory Agreement pursuant to its terms and paid to the Consultant compensation consisting of 25,000 shares of the Company’s common stock and a $6,000 cash payment.

On August 13, 2018, the Company filed a Certificate of Designation of its Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada to designate a series of its convertible preferred stock, consisting of 2,500 shares. The stated value of each share of Preferred Stock is $1,000. Subject to a standard “4.99% Beneficial Ownership Limitation blocker,” each share of Preferred Stock was convertible into shares of the Company’s common stock at any time or from time to time at a conversion price equivalent of $0.75 per share, subject to adjustment as described in Certificate of Designation.

On August 13, 2018 (the “Transaction Closing Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Company sold and issued 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to a single institutional, accredited investor for $1,000 per share or an aggregate subscription of $2,500,000. During the year ended December 31, 2018, the Preferred Stock was converted into 3,333,333 shares of the Company’s Common Stock at a conversion price of $0.75 per share, subject to adjustment as described in the Certificate of Designation. The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser, which required the Company to register for resale the underlying common stock with the Securities and Exchange Commission. The registration statement on Form S-1/A was declared effective on October 24, 2018.

On August 13, 2018 (the “Effective Transaction Date”), the Company closed the transactions contemplated by an Exclusive Distribution Agreement (the “Distribution Agreement”). The Agreement is between the Company and Healthier Choices Management Corp., a designer and seller (the “Seller” or “HCMC”) of a series of integrated products, all of which are designed to be utilized to consume cannabis products by vaporizing oil and other related products (the “Goods”). The Company has the exclusive right to distribute the Goods in the territory of Nevada (the “Territory”). The Distribution Agreement further requires the Company to advertise and market the Goods in the Territory. Pursuant to the terms of the Distribution Agreement, the Company purchased certain of the Goods from the Seller and paid the sum of two million dollars ($2,000,000). The funds were transferred to HCMC on the Effective Transaction Date. The Seller has applied for and received patent protection in respect of one of the products. The Distribution Agreement is subject to standard termination provisions; however, the Seller has the option to terminate the Distribution Agreement, on 30 days’ written notice, if the Company fails to purchase a sufficient minimum quantity of Goods from the Seller. The Company has met its obligations for the first year of the Agreement. Thereafter, for each renewal term, the Company’s minimum purchase obligation for the Goods is $500,000, subject to good faith negotiation at the end of each contract year. In connection with the transactions contemplated by the Agreement, the Seller granted to the Company a non-exclusive, non-transferrable, and non-sub licensable fully paid license agreement. This Agreement was terminated, pursuant to the terms of the Agreement, effective August 12, 2019.

On August 13, 2018, the Company entered into a Stock Exchange Agreement with HCMC to acquire 1,500,000,000 shares of their common stock in exchange for 85,714 shares of the Company’s common stock. The value of the stock exchanged by each party on the date of exchange was $150,000. This represents a less than 5% ownership interest for each company in the others’ company, and the shares issued are restricted pursuant to Rule 144 of the Securities Act of 1933 (the “Act”). Please see note 11, Inventory, for further discussion of the Company’s additional business interests with HCMC.

The Company recorded the 85,714 shares of HCMC common stock as an available for sale security and intends to mark the value to market each reporting period based on the current market value of its held shares in HCMC. As of the transaction date, the price as quoted on the OTC Markets for HCMC common stock was $0.0001 per share.

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road was the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. Pursuant to the terms of a membership interest purchase agreement (“MIPA”) executed between the Company and Farm Road in November of 2018, the Company was to acquire Farm Road for $1,000,000 on the following terms: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000.00 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125.00) dollars commencing on the March 1, 2019. On January 18, 2019, pursuant to the terms the MIPA, the Company acquired a 100% interest in Farm Road. The terms of the Promissory Note include a balloon payment to be made on January 17, 2022 of any then remaining principal balance and accrued interest. The MIPA further provides that FRH shall be entitled to receive a consulting fee of five per cent (5%) of the gross sales from any commercial use of the property up to a maximum of five hundred thousand ($500,000.00) dollars payable to FRH within two years of the January 18, 2019 closing date. This will be the home of our Nye County cultivation facility upon closing of our purchase of the required licenses. The Company has started construction of a state-of-the-art five-acre cultivation facility on this property which we expect to complete in the first quarter of 2020.

In September of 2018 the Company, through its wholly owned subsidiary Red Earth, applied for five Recreational Marijuana Establishment Licenses to operate up to five retail marijuana stores within the state of Nevada. The Company’s goal was to open a store within the City of Las Vegas, as well as additional dispensaries in Washoe County near Lake Tahoe, in North Las Vegas, unincorporated Clark County and Henderson, Nevada. The Company received notice in early December 2018 that none of the submitted applications received sufficiently high enough scores after being graded by the Nevada Department of Taxation (“NVDOT”). In connection with the license applications we entered into a Memorandum of Understanding (“MOU”) with a third party (the “Party”). Pursuant to the terms of the MOU the Party made payments to us totaling $232,500, which was paid during the year ended December 31, 2018. The Party was entitled to receive shares of our restricted common stock with a fair market value as of the trading day immediately preceding the date the first license application was submitted to NVDOT (September 20, 2018) equal to $232,500. The Company issued 91,177 shares of common stock to the Party in connection with this transaction. Subsequent to December 31, 2018, the Company has entered into an agreement with the Party to relieve the Company and the Party of any further obligations under the MOU in exchange for an additional 373,823 shares of the Company’s restricted common stock.

The Company has joined with more than 15 other plaintiffs in an action against the State of Nevada in regard to how the applications were scored and as to why licenses were granted to other applicants in contravention of the guidelines published by the State of Nevada. On August 23, 2019 a Nevada District Court judge issued a preliminary injunction enjoining any of the entities that were granted licenses from opening new dispensaries based upon the failure of NVDOT (the administrative body tasked with adopting and enforcing marijuana regulations within the State of Nevada) to enforce a provision of Ballot Question 2 (“BQ2”), that was approved by Nevada voters in 2016 and adopted by the Nevada legislature and codified as NRS 453D, which legalized the sale and distribution of recreational use marijuana. The law requires that “each prospective owner, officer and board member of a marijuana establishment license applicant” undergo a background check. The judge found that many of the successful license applicants failed to comply with this requirement. On August 29, 2019 the judge modified the ruling and is allowing thirteen of the successful license applicants who the State of Nevada have certified as having complied with the requirements of BQ2 to open new dispensaries as granted in December of 2018. The plaintiffs shall now continue to trial on the merits of the pending litigation against the State of Nevada.

On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000; amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,428, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations. In addition, the Company has leased some of the available portions of the building to other entities engaged in the regulated cannabis business generating approximately $1,150 of monthly revenue.

On October 5, 2018, in accordance with the Company’s obligations under the Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 (File No. 333-227735) (the “Registration Statement”) with the SEC to register 3,335,000 shares of the Company’s stock for resale. The Company filed Amendment No. 1 to the Registration Statement in response to comments received by the SEC. The SEC declared the Registration Statement effective on October 24, 2018. Pursuant to the amended Registration Statement the holder of the 3,335,000 shares agreed not sell any of the stock at a price below $3.00 per share until such time as the Company was listed on a national exchange or was no longer being quoted on the OTC Markets Group Inc.’s Pink® Market. On November 6, 2018 the Company’s stock began trading through the quoted on the OTC Markets Group Inc.’s Pink® Market.

On October 15, 2018, we entered into an employment agreement (the “Tierney Employment Agreement”) with Terrence M. Tierney. Pursuant to the Employment Agreement, we appointed Terrence M. Tierney, to the additional position of Chief Administrative Officer, in addition to his current role as Secretary. The initial term of employment is for a three-year period (or until September 30, 2021), unless extended or otherwise terminated in accordance with its terms. The effective date of the Employment Agreement is October 15, 2018, and continues until the earlier of: (i) the effective date of any subsequent employment agreement between Mr. Tierney and us; (ii) the effective date of any termination of employment as provided for in the Employment Agreement; or (iii) three (3) years from the effective date; provided, that the Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew the Employment Agreement, which written notice must be received by the other party no less than ninety (90) days and no more than one hundred eighty (180) days prior to the expiration of the applicable term. Mr. Tierney will report to the Chief Executive Officer and the Board of Directors.

Mr. Tierney’s annual salary shall be equal to or greater than any other senior executive of the Company with the exception of the Chief Executive Officer. Mr. Tierney is entitled to the benefits other employees are entitled to, including medical, dental, and vision insurance; life and disability insurance; retirement and profit-sharing programs; paid holidays; and such other benefits and perquisites as are approved by the Board of Directors. In addition, the Company agreed to issue 500,000 shares of common stock pursuant to a stock award agreement within thirty (30) days of adoption by the Company of an omnibus benefit plan. The Tierney Employment Agreement defers $10,000 per month of Mr. Tierney’s salary until such time as the Company has posted gross annual sales of $20,000,000 or net annual profits (as defined in the Tierney Employment Agreement) of $5,000,000 or has raised a total of $50,000,000 in equity or debt financing. Tierney’s employment may be terminated for cause or without cause. In addition, in the event of disability, the Company is entitled to terminate Mr. Tierney if he is unable to perform his duties without reasonable accommodation for a period of more than thirty (30) consecutive days. Upon such termination, Mr. Tierney is entitled to all accrued but unpaid salary and vacation. In the event of a “total disability,” as defined in the Employment Agreement, Mr. Tierney is also entitled to receive his normal monthly salary for the shorter of the first three (3) months of disability or until any disability insurance policy (offered as part of his employment) begins to pay benefits. After three (3) months, Mr. Tierney is only entitled to receive amounts under the disability insurance coverage, if any. In the event of partial disabilities, Mr. Tierney is entitled to that portion of his normal monthly salary that bears the same ratio to his normal monthly salary as the amount of time which the Executive is able to devote to the usual performance of duties during such period bears to the total time Mr. Tierney devoted to performing such services prior to the time the partial disability commenced. In the event of a combination of total and partial disability, the maximum total disability compensation Mr. Tierney shall be entitled to cannot exceed an amount equal to one (1) times his normal monthly compensation.

In November of 2018, the Company formed Alternative Hospitality, Inc. (“Alternative”), a Nevada corporation as a joint venture with TVK, LLC (“TVK”), an unrelated third-party, is a Florida limited liability company. The principals of TVK, have over 40 years of broad experience operating and developing hotel properties. The Company owns fifty-one percent (51%) of Alternative and TVK owns the remaining forty-nine percent (49%). Alternative will develop hotel properties with a focus on the wellness aspects of cannabis and cannabis related products. Roger Bloss, one of the principal owners of TVK, will serve as Alternative’s President, the Company’s Secretary, Terrence M. Tierney, will also serve as Vice President and Secretary of Alternative and Mr. Bernard Moyle has been appointed to serve as Alternative’s Treasurer. In April of 2019, Mr. Bloss was elected to the Board of Directors of the Company

In November of 2018 the Company commenced the harvest of more than 7,000 marijuana plants at the licensed facility that we manage in Amargosa, NV. We completed the harvest of approximately 5,400 lbs. of marijuana flower and trim in late December of 2018. We began realizing revenues from this harvest in the first quarter of 2019.

In January of 2019, the Company completed the purchase of 260-acres of fertile farmland in the Amargosa Valley of Nevada. The land has more than 180-acre feet of permitted water rights which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities (see further description hereinabove). This will be the home of our Nye County cultivation facility pursuant to our purchase of the required licenses. The Company has started construction of a state-of-the-art five-acre cultivation facility on this property which we expect to complete in the first quarter of 2020.

In January of 2019, we formed Coachill-Inn, LLC (“Coachill-Inn”), a subsidiary of Alternative Hospitality to develop a proposed hotel in Desert Hot Springs, CA. From January of this year until June of this year we were actively engaged in negotiations with the property owner of the proposed location. In June of this year Coachill-Inn executed a purchase and sale agreement with Coachill Holdings, LLC (“CHL”) to acquire a 256,132 sq. ft. parcel of land within a 100-acre industrial cannabis park in Indigo, CA (the “Property”) to develop our first hotel project. The purchase price for the property is $5,125,000 CHL is contributing $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent (25%) ownership interest in Coachill-Inn. Alternative Hospitality has made an initial deposit of $150,000 toward the purchase of the Property and will own fifty-one percent (51%) of Coachill-Inn when the transaction is scheduled to close in late Q4 2019.

In February of this year, our largest shareholder, Red Dot Development, LLC (“Red Dot”), returned 20,000,000 shares of the Company’s common stock to the Company for cancellation in exchange for a payment of $20,000, which as of March 31, 2019 has been accrued as a payable by the Company, significantly reducing the number of issued and outstanding shares of the Company. Beginning in March of this year, pursuant to the filing of a Form D with the SEC, the Company offered for sale 15,000,000 of these shares at a per share price of $0.50 per share. As of September 30, 2019, we have sold 12,850,000 shares for total proceeds of $6,425,000.

In April of 2019, we executed a membership interest purchase agreement (the “MIPA2”) to acquire all of the membership interests in two Nevada limited liability companies that are each the holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA2 require the Company to purchase the licenses for the total sum of $1,250,000 each - $750,000 in cash per license and $500,000 per license in the Company’s restricted common stock.  The terms of the MIPA provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) which is due and payable on or before October 18, 2019, the Company has made non-refundable deposits totaling $550,000 and has reduced the principal of the aforementioned note to $200,000. We have made significant progress toward perfecting these licenses and transferring the membership interests in the licenses to the Company. It is expected that we will receive all of the necessary regulatory approvals during the fourth quarter of this year. The Company is required to issue 1,430,206 shares of our restricted common stock in fulfillment of our obligations in the MIPA2, as of the date of this filing these shares have not been issued. We also executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earliest of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) March 10, 2020. The LT Note carries an 8% annual interest rate and there is no penalty for any prepayments of the LT Note. Additionally, the sellers shall receive, at closing, warrants to purchase up to 1,500,000 additional shares of the Company’s common stock; 1,000,000 warrants shall be exercisable for a period of three years from the closing date at an exercise price of $2.00 per share and 500,000 warrants shall be exercisable for a period of two years from the closing date at an exercise price of $1.50 per share (collectively the “Warrants”). The LT Note Warrants and the restricted common shares issued will be held in escrow until the transaction closes upon the terms of the MIPA2. It is the intention of the Company, upon receipt of all necessary regulatory approvals, to move the cultivation license from its current location to the Company’s 260-acre facility in the Amargosa Valley of Nevada and move the production license into its recently acquired leasehold in Pahrump, Nevada.

In April of 2019, we consummated our purchase of an approximately 50-acre, commercial trailer and RV park (the “Trailer Park”) in close proximity to our Amargosa Valley cultivation facilities. The Trailer Park can accommodate up to 90 trailers and RV’s. There presently are 17 occupied trailers in the Trailer Park and we are making necessary upgrades to bring additional units to the facility to provide housing for our farm personnel. We purchased the Trailer Park for a total of $600,000 in cash and $50,000 of the Company’s restricted common stock, resulting in the issuance of 66,667 shares. The sellers hold a $250,000 note, bearing interest at six and one-half percent resulting in monthly payments in the amount of $2,177.77 based upon a 15-year amortization schedule (the “TP Note”). The TP Note requires additional principal reduction payments in the amount of $50,000 on or before April 5, 2020 and April 5, 2021, respectively. The principal and interest payments will be recalculated. A final balloon payment of any and all outstanding principal and accrued interest is due and payable on or before April 5, 2022. There are no prepayment penalties should the Company elect to retire the note prior to its maturity date. It is the Company’s intention to locate our hemp seed genetics lab on this property. The land possesses sufficient water rights to successfully cultivate hemp for the purpose of developing proprietary hemp strains that should thrive in the harsh Amargosa climate.

On August 30, 2019 the Company entered into a material definitive agreement with an Ohio limited liability company (the “Buyer”) to sell forty-nine percent (49%) of the membership interests in the Company’s wholly owned subsidiary Red Earth, LLC (“Red Earth”) for $441,000. The membership interest purchase agreement (the “MIPA3”) requires the Buyer to make an additional $3,559,000 payment to be utilized for the improvement and build-out of the Company’s Western Avenue leasehold in Las Vegas, Nevada. The payment is due within ten (10) days of the receipt by Red Earth of a special use permit (“SUP”) from the City of Las Vegas for our Western Avenue cultivation facility. The Company expects to receive the SUP in early October of 2019. The Buyer, in conjunction with the Company, will jointly manage and operate the facility upon completion. The MIPA3 also requires the Buyer to make a final payment to the Company of $1,000,000 between 90 and 180 days of issuance of the SUP. Additionally, the Buyer has a first refusal right to fund and build a 40,000 sq. ft. greenhouse facility at the Company’s Amargosa Valley Farm the terms of which are to be negotiated in good faith upon the exercise of any rights granted in the MIPA3.

We intend to grow continue to our business through the acquisition of existing companies and/or through the development of new opportunities and joint ventures that can maximize shareholder value while providing a 360-degree spectrum of infrastructure (dispensaries), cultivation, production, management, and consulting services in the regulated cannabis industry.

Marijuana Industry Overview

We currently operate marijuana businesses in Nevada. Although the possession, cultivation and distribution of marijuana is permitted in Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable state laws and regulations. Any changes in federal, state, or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability, and could subject our properties to civil forfeiture. Any changes in banking, insurance, or other business services may also affect our ability to operate our business.

Marijuana cultivation refers to the planting, tending, improving and harvesting of the flowering plant Cannabis, primarily for the production and consumption of cannabis flowers, often referred to as “buds”. The cultivation techniques for marijuana cultivation differ than for other purposes such as hemp production. Generally, references to marijuana cultivation and production do not include hemp production.

Cannabis belongs to the genus Cannabis in the family Cannabaceae and for the purposes of production and consumption, includes three species, C. sativa (“Sativa”), C. Indica (“Indica”), and C. ruderalis (“Ruderalis”). Sativa and Indica generally grow tall with some varieties reaching approximately 4 meters. The female plants produce flowers rich in tetrahydrocannabinol (“THC”). Ruderalis is a short plant and produces trace amounts of THC but is very rich in cannabidiol (“CBD”), which is an antagonist (inhibits the physiological action) to THC.

As of October 2019, there are a total of 33 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision. These xx states, plus the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

As of October 2019, 11 states and the District of Columbia now allow for the recreational use and possession of small amounts of marijuana and marijuana products. Decriminalization of marijuana varies by state. Decriminalization generally means that violators of local marijuana laws may be subject to civil penalty rather than face criminal prosecution. Fifteen states have decriminalized the possession of small amounts of marijuana but have not legalized possession. In these states decriminalization can mean possession of as little as ten grams of marijuana up to one-hundred grams of marijuana that will not result in any criminal prosecution but may result in civil fines. In three states, Idaho, South Dakota, and Kansas, the cultivation, possession or use of marijuana is strictly prohibited and violators may be subject to criminal prosecution. In Nevada, where the Company is headquartered and currently focused most of its activities, legalized marijuana for recreational use was effective as of July 1, 2017 and made it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, businesses can legally, pursuant to state regulations, cultivate, process, dispense, distribute, and test marijuana products under certain conditions.

The dichotomy between federal and state laws has limited the access to banking and other financial services by marijuana businesses. Recently the U.S. Department of Justice (the “DOJ”) and the U.S. Department of Treasury issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must now file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, since the same guidance noted that banks could still face prosecution if they provide financial services to marijuana businesses, it has led to the widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws. In March of this year, U.S. Congressman Ed Perlmutter (D – Colorado) introduced house bill H.R. 1595, known as the Secure and Fair Enforcement (SAFE) Banking Act to allow legally operating cannabis related businesses to utilize traditional banking services without fear of federal agencies taking legal action against the banks or their customers. The SAFE bill has strong bipartisan support in the House of Representatives and many industry observers anticipate it will be ratified within the next year.

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

Furthermore, H.R. 83, known as the Rohrabacher-Farr amendment, is a rider to the annual appropriations bill that prohibits the DOJ from using federal funds to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until November 21, 2019.

We are monitoring the Trump administration’s, the DOJ’s, and Congress’ positions on federal marijuana law and policy. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

Corporate Entities

MJ Holdings, Inc.	This entity, the Parent, serves as a holding company for all of the operating businesses/assets.

Prescott Management, LLC	Prescott Management is a wholly owned subsidiary of the Company that provides day-to-day management and operational oversight to the Company’s operating subsidiaries.

Icon Management, LLC	Icon is a wholly owned subsidiary of the Company that provides Human Resource Management (“HR”) services to MJ Holdings. Icon is responsible for all payroll activities and administration of employee benefit plans and programs.

Farm Road, LLC	Farm Road, LLC, a wholly owned subsidiary of the Company, is a Wyoming limited liability company that owns 260 acres of farmland in Amargosa, NV. The Company acquired all of the membership interests of Farm Road in January of 2019.

Condo Highrise Management, LLC	Condo Highrise Management, a wholly owned subsidiary of the Company that manages the Company owned Trailer Park in Amargosa, Nevada.

Red Earth Holdings, LLC	It is anticipated that this recently formed (June 2019) wholly owned subsidiary of the Company will eventually be the holder of the Company’s primary cannabis license assets. As of the date of this report Red Earth Holdings has no operations and holds no assets.

Red Earth, LLC

Red Earth, established in 2016, was a wholly owned subsidiary of the Company from December 15, 2017 until August 30, 2019 when we sold a forty-nine percent (49%) interest in Red Earth to Element NV, LLC, an unrelated third party (See further description of the transaction hereinabove). Red Earth’s assets consist of: (i) a cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada and (ii) all of the outstanding membership interests in HDGLV, which holds a triple net leasehold interest in a 17,298 square-foot building in Las Vegas, Nevada, which we expect to operate as an indoor marijuana cultivation facility. We expect to complete construction of this facility in the first quarter of 2020.

In April 2018, the State of Nevada finalized and approved the transfer of the provisional cultivation license from Acres Medical, LLC, an unrelated third-party, to Red Earth. In July 2018, we completed the first phase of construction on this facility and we received a City of Las Vegas Business License to operate a marijuana cultivation facility. We expect to obtain final approvals towards perfecting the cultivation license from the State of Nevada regulatory authorities in the first quarter of 2020, but we can provide no assurances on the receipt and/or timing of the final approvals.

HDGLV, LLC	HDGLV is a wholly owned subsidiary of Red Earth, LLC and is the holder of a triple net lease on a commercial building in Las Vegas, Nevada which is being developed to house our indoor grow facility.

Q-Brands, LLC	Q-Brands is a wholly owned subsidiary of the Company. Q-Brands is responsible for the development and marketing of the Highland Brother s brand of cannabis products.

Alternative Hospitality, Inc.	Alternative Hospitality is a Nevada corporation formed in November of 2018. MJ Holdings owns fifty-one percent (51%) of the company and the remaining forty-nine percent (49%) is owned by TVK, LLC a Florida limited liability company.

Campus Production Studios, LLC	Campus Production Studios, LLC is a wholly owned subsidiary of MJ Holdings. It is anticipated that this company will oversee our cannabis production activities once we have completed the acquisition of our production license. Campus Production is presently a non-operating subsidiary.

Unique Sales Management, LLC	Unique Sales Management is a wholly owned subsidiary of the Company. It is anticipated that Unique Sales will provide sales and marketing services to the Company’s owned and licensed brands of cannabis products. Presently this subsidiary has no operations.

One Source CBD, LLC	One Source, a wholly owned subsidiary of the Company, was formed to develop a potential electronic CBD (cannabidiol) exchange market.

MJ International Research Company Limited	MJ International is a wholly owned subsidiary of the Company that is headquartered in Dublin, Ireland. MJ International is the sole shareholder of MJ Holdings International Single Member S.A. and Gioura International Single Member Private Company.

Corporate Information

Our corporate headquarters is located at 1300 South Jones Boulevard Las Vegas, Nevada 89146 and our telephone number are (702) 879-4440. Our website address is: www.MJHoldingsinc.com. Information on or accessed through our website is not incorporated into this Form 10-K

Our Common Stock is not listed on any national stock exchange but is quoted on the OTC Markets Group Inc.’s Pink® Market under the symbol “MJNE.”

Revenue

For the years ended December 31, 2018 and 2017, we generated $8,150 and $0, respectively, of revenue.

Employees

As of December 31, 2018, we had four full-time employees.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, we are a development stage company with current operations established in October 2016. The Company’s primary asset is a Medical Marijuana Establishment Registration Certificate, Application No. C012 (the “License”) issued by the State of Nevada for the cultivation of marijuana. There is no assurance on the receipt and/or timing of final approvals from the appropriate authorities, as of July 19, 2019 we have not received final approval to commence cultivation under the License. As of December 31, 2018, we have generated little revenues and our accumulated deficit as of the same date was $7,870,449. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2018, we had limited capital resources and operations. Through that date, our operations had been funded primarily from the proceeds of equity financings. We may require additional capital in the near future to develop business operations at our proposed production facilities in Las Vegas, Nevada, to expand our production of our future franchise production lines, to develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

We have incurred losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We have incurred losses in prior periods. For the year ended December 31, 2018, we incurred a net loss of $5,077,928 and, as of that date, we had an accumulated deficit of $7,870,449. Our historical financial statements prior to the Red Earth reverse merger were replaced with the historical financial statements of Red Earth, as the accounting acquirer, based on the accounting treatment for the reverse merger transactions. Accordingly, we had a net loss of $334,788 for the year ended December 31, 2017 and, as of that date, we had an accumulated deficit of approximately $362,521. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development, and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management, and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

●	The need for continued development of our financial and information management systems;

●	The need to manage strategic relationships and agreements with manufacturers, customers, and partners, and

●	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business

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

We are dependent on the popularity of consumer acceptance of our current and future product lines.

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our current and future product lines. During the first quarter of 2018, we began accepting customer deposits for the sale, design, installation, and/or construction of greenhouse solutions to be used in the cultivation process in the cannabis industry. In the near term, we expect to begin operating a cultivation facility in Nevada at which we expect to grow and sell marijuana on a commercial basis. Acceptance of our greenhouse solutions and, in the future, acceptance of our marijuana products, will depend on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced.

A drop in the retail price of medical marijuana and recreational (adult use) marijuana products may negatively impact our business.

In the future, the demand for the marijuana we intend to cultivate will depend in part on the market price of commercially grown marijuana. Fluctuations in economic and market conditions that impact the prices of commercially grown marijuana, such as increases in the supply of such marijuana and the decrease in the price of products using commercially grown marijuana, could cause the demand for our marijuana products to decline, which would have a negative impact on our business.

Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our revenues and profits.

Currently, there are 33 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment, as well as, in some cases, the legalization of cannabis for adult use. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Thus, active enforcement of the current federal regulatory position on cannabis may indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

On January 4, 2018, Attorney General Jeff Sessions issued a Marijuana Enforcement Memorandum that rescinded guidance previously issued to federal law enforcement in a memorandum known as the “Cole Memo”. The Cole Memo provided that the DOJ is committed to the enforcement of the CSA, but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

The guidance, which has since been rescinded, set forth certain enforcement priorities that are important to the federal government:

●	Distribution of marijuana to children;

●	Revenue from the sale of marijuana going to criminals;

●	Diversion of medical marijuana from states where it is legal to states where it is not;

●	Using state authorized marijuana activity as a pretext of another illegal drug activity;

●	Preventing violence in the cultivation and distribution of marijuana;

●	Preventing drugged driving;

●	Growing marijuana on federal property; and

●	Preventing possession or use of marijuana on federal property.

The DOJ historically has not devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, known as the Rohrabacher-Farr amendment, is a rider to the annual appropriations bill that prohibits the DOJ from using federal funds to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until November 21, 2019.

On September 27, 2018, the U.S. Drug Enforcement Agency announced that drugs, including “finished dosage formulations” of CBD with THC below 0.1%, will be considered Schedule 5 drugs as long as the medications have been approved by the U.S. Food and Drug Administration. The Agriculture Improvement Act of 2018 generally referred to as the 2018 Farm Bill included provisions to greatly expand the ability to grow industrial hemp in the United States and declassified hemp as a Schedule 1 controlled substance under the Controlled Substances Act. By definition hemp must have a less than .03% concentration of THC or it is then considered marijuana. While the U.S. Department of Agriculture (“USDA”) has primary jurisdiction over the cultivation of industrial hemp, the U.S. Food and Drug Administration (“FDA”) continues to have responsibility to regulate cannabis products under the Food, Drug and Cosmetics Act (“FD&C Act”). Therefore, any product, including hemp derived products, that make any claims as to the therapeutic benefit of the product must be approved by the FDA in advance of any sales to the public.

We could be found to be violating laws related to cannabis.

Currently, there are 33 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment, as well as, in some cases, the legalization of cannabis for adult use. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. With respect to our greenhouse products, we intend to market and sell our greenhouse solutions to marijuana growers. Should it be determined under the CSA that our greenhouse products or equipment are deemed to fall under the definition of drug paraphernalia because its products could be determined to be primarily intended or designed for use in manufacturing or producing cannabis, we could be found to be in violation of federal drug paraphernalia laws and there may be a direct and adverse effect on our business, revenues, and profits. With respect to Red Earth, we do not currently cultivate, produce, sell, or distribute any marijuana, and, therefore, have no risk that we will be deemed to cultivate, produce, sell, or distribute any marijuana in violation of federal law. However, if we obtain the necessary final governmental approvals and permits in Nevada to commence the cultivation and production of marijuana, as to the successfully achievement of any or all of such objectives there can be no assurance, we could be found in violation of the CSA. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict marijuana-related activities, including activities related to medical cannabis, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of October 2019, eleven states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

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

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those 33 states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment, and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. In January 2018, Attorney General Jeff Sessions rescinded previously issued guidance. Any such enforcement actions or changes in federal policy or guidance could have a negative effect on our business and results of operations. On November 7, 2018, Jeff Sessions resigned as the Attorney General of the United States. Mr. Sessions was succeeded by William Barr who has publicly stated that he would not prosecute legal marijuana businesses that rely on the Cole memo.

In the future, we will not be able to deduct some of our business expenses.

Section 280E of the Internal Revenue Code prohibits any business engaged in the trafficking of controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) from deducting their ordinary and necessary business expenses, which may force us to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of nondeductible expenses is to its total revenues. Therefore, our marijuana business may be less profitable than it could otherwise be.

We may not be able to attract or retain any independent directors.

Our board of directors (the “Board”) is not currently comprised of a majority of independent directors. We may have difficulty attracting and retaining independent directors because, among other things, we operate in the marijuana industry.

We may not be able to successfully execute on our merger and acquisition strategy.

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

Although we expect to realize strategic, operational, and financial benefits as a result of our acquisitions, we cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to integrating an acquired operation into our business.

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

Laws and regulations affecting the medical and adult use marijuana industry are constantly changing, which could detrimentally affect our proposed cultivation and production operations and greenhouse products.

Local, state, and federal medical and adult use marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt certain aspects of our business plan and result in a material adverse effect on certain aspects of our planned operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to certain aspects of our proposed cultivation and production businesses, as well as our greenhouse solutions business. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

We may not obtain the necessary permits and authorizations to operate our proposed marijuana business.

We may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations for our proposed cultivation and production businesses and greenhouse solutions business, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical and adult use marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical and adult use marijuana business, which could have a material adverse effect on our business.

If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.

Our participation in the medical and adult use marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against us. Litigation, complaints, and enforcement actions could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. We have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority. Certain of our operating subsidiaries, may in the future engage in the distribution of marijuana; however, we have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority with respect to the business of any our subsidiaries.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Since the use of marijuana is illegal under federal law, many banks will not except for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our proposed marijuana businesses. If any of our bank accounts are closed, we may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations. In March of this year, U.S. Congressman Ed Perlmutter (D – Colorado) introduced house bill H.R. 1595, known as the Secure and Fair Enforcement (SAFE) Banking Act to allow legally operating cannabis related businesses to utilize traditional banking services without fear of federal agencies taking legal action against the banks or their customers. On September 25, 2019 the SAFE bill was passed with strong bipartisan support in the House of Representatives. Many industry observers anticipate that the bill will be signed into law within the next year.

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

As of December 31, 2018, our officers and directors owned approximately 36% of our outstanding Common Stock and thus exercise substantial control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions.

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

Our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

●	lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	inadequate segregation of duties consistent with control objectives;

●	ineffective controls over period end financial disclosure and reporting processes;

●	beginning in July of 2019 the Company’s executive management team began convening weekly meetings to review expenditures and provide cash flow analysis, and

●	the Company intends to add additional external accounting support and establish an audit committee and compensation committee by the end of 2019.

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

We will be exposed to liabilities that are unique to the products we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. In particular, we may have difficulty obtaining insurance because we intend to operate in the marijuana industry. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

If our products are contaminated, we may have litigation and products liability exposure.

We source some of our products from third-party suppliers. Although we are required by Nevada law to test the products we receive from third-party suppliers, we may not identify all contamination in those products. Possible contaminates include pesticides, molds, and fungus. If a customer suffers an injury from our products, they may sue us in addition to the supplier and we may not have adequate insurance to cover any such claims, which could result in a negative effect on our results of operations.

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

We may hold large amounts of customer data, some of which will likely be hosted in third-party facilities. A security incident at those facilities or ours may compromise the confidentiality, integrity or availability of customer data. Unauthorized access to customer data stored on our computers or networks may be obtained through break-ins, breaches of our secure network by an unauthorized party, employee theft or misuse or other misconduct. It is also possible that unauthorized access to customer data may be obtained through inadequate use of security controls by customers. Accounts created with weak passwords could allow cyber-attackers to gain access to customer data. If there were an inadvertent disclosure of customer information, or if a third party were to gain unauthorized access to the information we possess on behalf of our customers, our operations could be disrupted, our reputation could be damaged, and we could be subject to claims or other liabilities. In addition, such perceived or actual unauthorized disclosure of the information we collect, or breach of our security could damage our reputation, result in the loss of customers and harm our business.

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

Our Common Stock is categorized as “penny stock.” The SEC has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share and, therefore, is considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

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

Our Common Stock may not be eligible for listing or quotation on any national securities exchange.

We do not currently meet the initial quantitative listing standards of any national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange in the future, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Until our Common Stock is listed on a national securities exchange, which event may never occur, we expect that it will continue to be eligible and quoted on the OTC Markets Group Inc.’s Pink® Market. However, investors may find it difficult to obtain accurate quotations as to the market value of our Common Stock. Further, the national securities exchanges are adopting so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over the counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

The elimination of monetary liability against our directors, officers, and employees under Nevada law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Nevada law. We may also have contractual indemnification obligations under any future employment agreements with our officers or agreements entered into with our directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders.

Our Articles of Incorporation authorize the issuance of up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2018, we had 70,894,146 shares of Common Stock, outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders.  Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

Item 2. Properties

Our principal office is located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146, where we occupy approximately 5,000 square feet of an approximately 10,000 square foot office building that the Company purchased in October of 2018 for $1,500,000 subject to a monthly mortgage payment of $6,953.

We hold a triple net leasehold interest in a 17,298 square foot building located at 2310 Western Avenue, Las Vegas, Nevada.  The lease is for an initial term of 10 years, with a 12-month rent abatement.  The commencement date of the lease is June 29, 2017.  The lease includes two options to extend, each for an additional 5 years. The lease grants us an option to purchase the property on or after the 25th month of the lease and continuing through the 60th month of the lease for the sum of $2,607,880. Currently, we have no intention to exercise the purchase option.

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road was the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. Pursuant to the terms of a membership interest purchase agreement (“MIPA”) executed between the Company and Farm Road in November of 2018, the Company was to acquire Farm Road for $1,000,000 on the following terms: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000.00 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125.00) dollars commencing on the March 1, 2019. On January 18, 2019, pursuant to the terms the MIPA, the Company acquired a 100% interest in Farm Road. The terms of the Promissory Note include a balloon payment to be made on January 17, 2022 of any then remaining principal balance and accrued interest. The MIPA further provides that FRH shall be entitled to receive a consulting fee of five per cent (5%) of the gross sales from any commercial use of the property up to a maximum of five hundred thousand ($500,000.00) dollars payable to FRH within two years of the January 18, 2019 closing date. The Company will utilize this acquisition to expand its Nevada outdoor cultivation capabilities.

Effective August 1, 2019 the Company entered into an agreement to lease an approximately 17,000 sq. ft. commercial building in Pahrump, NV. The lease is for a term of ten years at an initial monthly rent of $10,000 per month with rent increases each August 1st during the term of the lease equal to the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPI W (Urban Wage Earners and Clerical Workers) for Las Vegas, Nevada. The Company paid the property owner a security deposit in the amount of $20,000. While the Company took possession of the premises on August 1, 2019, the monthly rent commences on October 1, 2019. The Company has an option, exercisable between July 1, 2020 and July 1, 2024, to purchase the property for $1,800,000. The leasehold has previously been utilized as a fully-licensed, State of Nevada marijuana cultivation facility; and, it is the Company’s intention to move our marijuana processing into this facility upon receipt of all required regulatory approvals – anticipated in the fourth quarter of 2019.

Item 3. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the liability includes probable and estimable legal cost associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company business. There is no pending litigation involving the Company at this time.

Item 4. Mine Safety Disclosures

The disclosures are not applicable to us.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our shares of common stock are currently quoted on the OTC Markets Group Inc.’s Pink® Market under the symbol MJNE. The following table sets forth the high and low closing bid prices of our common stock for the quarterly periods for the years ended December 31, 2018 and 2017. These bid prices represent prices quoted by broker-dealers on the OTC Markets Group Inc.’s Pink® Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Closing Bid Price Per Share		Closing Bid Price Per Share
	2018		2017
	High	Low	High	Low
First Quarter	8.50	1.42	1.08	0.58
Second Quarter	3.39	1.85	1.00	0.75
Third Quarter	2.66	1.20	0.95	0.55
Fourth Quarter	4.70	0.79	4.10	0.65

Holders

As of December 31, 2018, there were 153 shareholders of record.

Between January 1, 2018 and December 31, 2018, we sold an aggregate of 4,475,841 shares of Common Stock for $3,121,001 to approximately 43 investors all of whom except one were accredited investors. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

Between January 1, 2018 and December 2018, we issued 44,781 shares of Common Stock to three persons, all of whom were accredited investors, in exchange for providing services to us valued at approximately $59,990 The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

In August of 2018 we sold 2,500 shares of Preferred Stock to a single accredited investor for $2,500,000. The Preferred Stock was converted into 3,333,333 shares of the Company’s Common Stock. Pursuant to the Registration Rights Agreement between the Company and the holder of the Preferred Stock the Company was required to register the underlying common shares for resale with the SEC. In October of 2018 the company filed a registration statement with the SEC on Form S-1 and S-1/A and the SEC declared the registration statement effective on October 24, 2018. As of the date of this filing all of the Preferred Stock has been converted into Common Stock.

Between March 2019 and October 2019, we sold and issued an aggregate of 12,850,000 shares of our common stock at a price of $0.50 per share for gross proceeds of $6,425,000 to 18 otherwise unaffiliated third parties, each of whom was an accredited investor.

The shares were sold and issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder (“Regulation D”) since, among other things, the transactions did not involve a public offering or a general solicitation and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Offers and sales were made solely to persons qualifying as “accredited investors” (as such term is defined by Rule 501 of Regulation D).

With the exception of the Preferred Stock transaction, all of the securities referenced in this section have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did any affiliated purchaser, make any repurchases of our securities during the fourth quarter of the year ended December 31, 2018.

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

Company Background

MJ Holdings Inc. (OTC Pink: MJNE) is a highly-diversified, publicly-traded, cannabis holding company providing cultivation management, licensing support, production management and asset and infrastructure development – currently in the Las Vegas Market. It is our intention to grow our business and provide a 360-degree spectrum of infrastructure (including: cultivation, production management, dispensaries and consulting services) through: the acquisition of existing companies; joint ventures with existing companies possessing complementary expertise, and/or through the development of new opportunities. We intend to “prove the concept” profitably in the rapidly expanding Las Vegas market and then use that success as a template for replicating the concept in other developing states through a combination of strategic partnerships, acquisitions and opening new operations.

The Company’s assets and operations have expanded significantly over the past year; and, the Company recently received more than $6,000,000, from the sale of common stock previously returned to the Company, to facilitate further expansion of its cultivation footprint as well as to launch seed generation and production facilities and rollout of its Highland Brothers brand for consumption in the United States, Canada and European markets.

Lead by our CEO. Paris Balaouras, the Company has assembled a senior management team possessing significant experience building, acquiring and operating high-growth, multi-division businesses in a public company setting. The Company also has retained operating level employees, directly and through strategic relationships, possessing significant experience in marijuana cultivation and production.

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Three Acre Facility”) in the Amargosa Valley of Nevada. We have the contractual right to cultivate marijuana on this property until 2026, for which we receive eighty-five percent (85%) of the net revenues produced from our management of this facility.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. This property, on which we intend to utilize a state-of-the-art cultivation system for growing, initially, an additional five acres of marijuana in 2020, is contiguous to the property that we manage in Amargosa. This cultivation system should allow us to harvest two full crops per year. The land also has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities.

●	a nearby commercial trailer and RV park (the “Trailer Park”) that can supply necessary housing for our farm employees. After our 2018 harvest, which yielded approximately 5,400 lbs. of marijuana, we came to realize that we would need to find a more efficient method of bringing our cultivation team to our facilities every day. In April of this year, we consummated the purchase of the 50-acre plus Trailer Park, for $600,000 in cash and $50,000 of the Company’s restricted common stock (see further description of this transaction hereinabove). The property has sufficient land and water to locate our hemp seed genetics lab; we are in the process of securing the necessary permits to commence construction of the facility.

●	a definitive agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019 we executed a membership interest purchase agreement to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, the holders of a State of Nevada provisional cultivation license and provisional production license, respectively (see further description of this transaction hereinabove). We expect to consummate this transaction in the fourth quarter of this year after receipt of all necessary regulatory approvals.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through our wholly owned subsidiary, Red Earth, LLC, we hold Medical Marijuana Establishment Registration Certificate, Application No. C012. We expect to invest more than $3,500,000 in the build-out of this more than 17,000 square foot state-of-the-art facility, which should be fully operational in the second quarter of 2020 (see Subsequent Events). We presently have approximately eight years remaining on our lease on this building with two additional five-year options, as well as an option to purchase the property for $2,607,880.

●	exploration of cannabis-related opportunities in the European Union, with a particular focus on Greece - In December of 2018 we established MJ International Research Company, Ltd., headquartered in Dublin, Ireland. We have established two wholly owned subsidiaries in Greece, Gioura International Single Member Private Company for the acquisition of land and MJ Holdings International Single Member S.A. for required licenses.

●	a wellness hotel concept (the “Alternative Hospitality”). In November of 2018 the Company formed Alternative Hospitality, Inc., a joint venture with a successful hotel operator, is developing hotel properties with a focus on the wellness aspects of cannabis and cannabis related products.

We also continue to identify potential acquisition of revenue producing assets and licenses within legalized cannabis markets both nationally and internationally that can maximize shareholder value while providing a 360-degree spectrum of infrastructure, cultivation, production, management, dispensaries and consulting services in the regulated cannabis industry

We may face substantial competition in the operation of cultivation facilities in Nevada. Numerous other companies have also been granted cultivation licenses, and, therefore, we anticipate that we will face competition from these other companies. Our management team has experience in successfully developing, implementing, and operating marijuana cultivation and related businesses in other legal cannabis markets. We believe our experience in cultivation and facility management will provide us with a competitive advantage over our competitors. Senior management now also includes a number of executives possessing significant experience with public companies, in mergers and acquisitions, and with raising public and private equity and debt financing.

We were incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida Limited Liability Company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January, 21 2009, Securitas EDGAR Filings LLC merged into Securitas EDGAR Filings, Inc., a Nevada corporation. On February 14, 2014, we amended and restated our Articles of Incorporation and changed our name to MJ Holdings, Inc.

On November 22, 2016, in connection with a plan to divest ourselves of our real estate business, we submitted to our stockholders an offer to exchange (the “Exchange Offer”) our common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly-formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company accepted for exchange 1,800,000 shares of the Company’s common stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company holds ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

On December 15, 2017, we acquired all of the issued and outstanding membership interests of Red Earth LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of common stock of the Company, par value $0.001 and a Promissory Note in the amount of $900,000. The merger was accounted for as a reverse merger, whereby Red Earth was considered the accounting acquirer and became a wholly owned subsidiary of the Company. As a result of the acquisition, the members of Red Earth became the beneficial owners of approximately 88% of the Company’s common stock immediately following the acquisition, obtained controlling interest of the Company, and retained key management positions of the Company. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of Red Earth prior to the reverse merger, in all future filings with the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements after completion of the reverse merger will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

Our corporate headquarters is located at 1300 South Jones Boulevard Las Vegas, Nevada 89146 and our telephone number are (702) 879-4440. Our website address is: www.MJHoldingsinc.com. No information available on or through our websites shall be deemed to be incorporated into this Form 10-K. Our common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s Pink® Market under the symbol “MJNE.”

Our Business

Through fiscal 2018, through our acquisition of Red Earth and their wholly owned subsidiary, HDGLV, LLC (“HDGLV”), we cultivated marijuana, which commenced during the fourth quarter of 2018 upon approval by the Nevada Department of Taxation of the transfer of a Provisional Cultivation License to Red Earth, which occurred in April 2018. It is our intention to grow our business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation and production management, and consulting services in the regulated cannabis industry.

Through Red Earth, we hold a provisional State of Nevada issued cannabis cultivation license, and through HDGLV, we hold a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which we expect will be home to our cultivation facility.

The Company currently operates through the following entities:

MJ Holdings, Inc.	This entity, the Parent, serves as a holding company for all of the operating businesses/assets.

Alternative Hospitality. Inc	Alternative Hospitality is a Nevada corporation formed in November of 2018. MJ Holdings owns fifty-one percent (51%) of the company and the remaining forty-nine percent (49%) is owned by TVK, LLC, an unrelated third-party, is a Florida limited liability company. Mr. Roger Bloss, a member of the Board of Directors of MJ Holdings, Inc., is a managing member of TVK, LLC.

Campus Production Studios, LLC	Campus Production Studios, LLC is a wholly owned subsidiary of MJ Holdings. It is anticipated that this company will oversee our cannabis production activities once we have completed the acquisition of our production license. Campus Production is presently a non-operating subsidiary.

Farm Road, LLC	Farm Road, LLC, is a Wyoming limited liability company that owns 260 acres of farmland in Amargosa, NV. The Company acquired all of the membership interests of Farm Road in January of 2019.

Icon Management, LLC	Icon is a wholly owned subsidiary of the Company that provides Human Resource Management (“HR”) services to MJ Holdings. Icon is responsible for all payroll activities and administration employee benefit plans and programs.

HDGLV, LLC	HDGLV is a wholly owned subsidiary of Red Earth, LLC and is the holder of a triple net lease on a commercial building in Las Vegas, Nevada which is being developed to house our indoor grow facility.

Condo Highrise Management, LLC	Condo Highrise Management is a wholly owned subsidiary of the Company that manages the Company owned Trailer Park in Amargosa, Nevada.

MJ International Research Company Limited	MJ International is a wholly owned subsidiary of the Company that is headquartered in Dublin, Ireland. MJ International is the sole shareholder of MJ Holdings International Single Member S.A. and Gioura International Single Member Private Company.

One Source CBD, LLC	One Source is a wholly owned subsidiary of the Company that was formed to develop a potential electronic CBD (cannabidiol) exchange and market.

Prescott Management, LLC	Prescott Management is a wholly owned subsidiary of the Company that provides day-to-day management and operational oversight to the Company’s operating subsidiaries.

Q Brands, LLC	Q-Brands is a wholly owned subsidiary of the Company. Q-Brands is responsible for the development and marketing of the Highland Brother s brand of cannabis products,

Campus Production Studios, LLC	It is anticipated that this recently formed (June 2019) wholly owned subsidiary of the Company will eventually be the holder of the Company’s primary cannabis license assets. As of the date of this report Red Earth Holdings has no operations and holds no assets.

Red Earth, LLC

Red Earth, established in 2016, was a wholly owned subsidiary of the Company from December 15, 2017 until August 30, 2019 when we sold a forty-nine percent (49%) interest in Red Earth to Element NV, LLC, an unrelated third party (See further description of the transaction hereinabove). Red Earth’s assets consist of: (i) a cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada and (ii) all of the outstanding membership interests in HDGLV, which holds a triple net leasehold interest in a 17,298 square-foot building in Las Vegas, Nevada, which we expect to operate as an indoor marijuana cultivation facility. We expect to complete construction of this facility in the first quarter of 2020.

In April 2018, the State of Nevada finalized and approved the transfer of the provisional cultivation license from Acres Medical, LLC, an unrelated third-party, to Red Earth. In July 2018, we completed the first phase of construction on this facility and we received a City of Las Vegas Business License to operate a marijuana cultivation facility. We expect to obtain final approvals towards perfecting the cultivation license from the State of Nevada regulatory authorities in the first quarter of 2020, but we can provide no assurances on the receipt and/or timing of the final approvals.

Red Earth Holdings, LLC	It is anticipated that this recently formed (June 2019) wholly owned subsidiary of the Company will eventually be the holder of the Company’s primary cannabis license assets. As of the date of this report Red Earth Holdings has no operations and holds no assets.

Unique Sales Management, LLC	Unique Sales Management is a wholly owned subsidiary of the Company. It is anticipated that Unique Sales will provide sales and marketing services to the Company’s owned and licensed brands of cannabis products. Presently this subsidiary has no operations.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers using the modified retrospective method. Since the Company had not previously recognized any revenue there was no impact upon adoption of ASC 606 on our consolidated financial statements. The new revenue standard was applied prospectively in the Company’s consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

The Company recognized an insignificant amount of revenue during the year ended December 31, 2018. There was no revenue recognized in previous years.

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

The Company evaluates convertible preferred stock in accordance with ASC 470-20-35-7. The issued Series A Preferred Stock was converted into shares of the Company’s Common Stock at a conversion price of $0.75 per share and the fair value of the common stock based on closing price of the Company’s common stock on the day of issuance of the Preferred Stock was $1.50 per share of common stock. Therefore, the intrinsic value is calculated at $0.75 per share.

The Company determined that there is a beneficial conversion feature (“BCF”) of $2,500,000. Since the holder can convert the preferred stock into shares of common stock at any time, amortization of this type of discount on convertible preferred stock occurs upon issuance. The Company treated the amortization of the BCF as a dividend that reduces net income in arriving at income available to common stockholders.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Results of Operations for the Year Ended December 31, 2018

The Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of Red Earth, the “accounting acquirer,” based on the accounting treatment for reverse merger transactions.

Revenues

Revenue were $8,150 for the year ended December 31, 2018 compared to $0 for the year ended December 31, 2017.

Operating Expenses

General and administrative, marketing and selling expenses were $4,680,769 for the year ended December 31, 2018 compared to $270,267 for the year ended December 31, 2017, resulting in an increase of $4,410,502. The increase was largely attributable to the following: (1) additional employee salaries and benefits (2) office rent, expensed leasehold improvements and rent for our Western Avenue cultivation facility (3) expenses for equipment, materials and equipment rental to build and operate our three-acre managed cultivation facility in Amargosa, NV (4) increased legal, accounting and other professional fees, cultivation consulting services and corporate advisory services (5) farm labor at our Amargosa cultivation facility and additional labor expenses during the harvest period.

Depreciation and amortization were $123,256 for the year ended December 31, 2018 compared to $0 for the year ended December 31, 2017, resulting in an increase of $123,256. The increase was largely attributable to the company purchasing equipment, furniture and a 10,000 sq. ft. office building.

Other income (expenses)

Other income/(expense) were ($202,053) for the year ended December 31, 2018 compared to ($64,521) for the year ended December 31, 2017, resulting in an increase of $137,532. The increase was largely attributable to a noncash charge related to shares granted in connection with a joint venture transaction.

Net loss was $5,007,928 for the year ended December 31, 2018 compared to loss of $334,788 for the year ended December 31, 2017. The loss in 2018 is attributable to planned expansion of the business.

Liquidity and Capital Resources

The following table summarizes the cash flows for the year ended December 31, 2018:

2018
Cash Flows:

Net cash used in operating activities	(5,792,542)
Net cash used in investing activities	(2,734,672)
Net cash provided by financing activities	6,070,007

Net decrease in cash	2,457,207
Cash at beginning of year	2,513,863

Cash at end of year	$56,656

The Company had cash of $56,656 at December 31, 2018, compared with cash of $2,513,863 at December 31, 2017.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018, was $5,792,542 versus $122,453 for the year ended December 31, 2017.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2018, was $2,734,672 as compared to $317,535 for the year ended December 31, 2017. The increase in the investing activities in 2018 is attributable to the planned expansion of the business.

Financing Activities

During 2018, the Company raised $5,621,001 from the sale of 7,809,174, shares of the Company’s $.001 par value common stock which includes $2,500,000 from the sale of 2,500 shares of the Company’s Series A Preferred Stock (“Preferred Stock”), Each share of Preferred Stock was convertible into 1,333 shares of the Company’s $.001 par value common stock. Additionally, the Company issued a Convertible Note in the Amount of $250,000 bearing an annual interest rate of five percent (5%). The Note was converted into 500,000 shares of the Company’s $.001 par value common stock at $.50 per share on July 15, 2019.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2018 had a material impact on our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The disclosures are not applicable to us.

Item 8. Financial Statements and Supplemental Data

The information required by this Item 8 is incorporated by reference herein from “Item 15. Exhibits and Financial Statement Schedules” of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, as required by Securities Exchange Act Rule 13a-15(c). In making our assessment, we have utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2018.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosures for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. We lacked sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes. The Company intends to add additional external accounting support and establish an audit committee and compensation committee by the end of 2019. Beginning in July of 2019 the Company’s executive management team began convening weekly meetings to review expenditures and provide cash flow analysis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2019, as our business operations expand, the Company plans to hire additional employees and engage outside professionals to address the material weaknesses identified above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

Our directors and executive officers, their ages, positions held, and duration of such, were as follows as of October 1, 2018:

Name of Officer/Director	Age	Position with Company	Director Since
Paris Balaouras	49	CEO and Chairman of the Board of Directors	December 15, 2017
Roger J. Bloss	62	Director	April 1, 2019
John R. Wheeler (1)	68	Treasurer and CFO	-
Andrew Boutsikakis (2)	43	President	-
Richard S. Groberg (3)	63	President	-
Laurence Ruhe (4)	58	Treasurer and CFO	-
Terrence M. Tierney	58	Secretary	-

(1)	Mr. Wheeler resigned from the Company on May 31, 2019
(2)	Mr. Boutsikakis was terminated on December 31, 2019
(3)	Mr. Groberg was appointed to the office of President on July 15, 2019
(4)	Mr. Ruhe was appointed to the office of Treasurer and Chief Financial Officer on June 1, 2019

Business Experience

The following is a brief overview of the education and business experience of each of our directors and executive officers during at least the past five years, including their principal occupations or employment during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Paris Balaouras was appointed Chief Executive Officer and Chairman of the Board on December 15, 2017. Mr. Balaouras assumed the title of President of the Company on January 1, 2019. Mr. Balaouras has more than ten years of experience in the development and operations of legal cannabis businesses, including license acquisition, facility management, cannabis cultivation, and legislative initiatives. Mr. Balaouras was the founding and managing partner of Acres Medical, LLC (“Acres Medical”) from April 2014 until February 2016. While with Acres Medical, Mr. Balaouras was instrumental in raising investment capital for the acquisition of five Nevada Medical and Recreational Marijuana Establishment Certificates, the development and opening of a 20,000 square foot dispensary in Las Vegas, Nevada, and the acquisition of a 37-acre cultivation facility in the Amargosa Valley, Nevada, creating the largest cultivation site in the State of Nevada. From 2012 until 2016, while serving as the Principal Officer at Natural Remedy Patient Center, Mr. Balaouras obtained an Arizona dispensary, cultivation, and production license. Mr. Balaouras is a member of the Nevada Dispensary Association, Americans for Safe Access, and the National Organization for the Reform of Marijuana Law. Mr. Balaouras’ extensive experience and background with entities related to the Company’s core business initiatives uniquely qualifies him to serve on our Board of Directors.

Roger J. Bloss was elected to the Company’s Board of Directors on April 1, 2019. Mr. Bloss has more than 40 years of experience in the hospitality industry and has served in executive positions with several major hotel franchise companies including as Executive VP and President of Global Development at Red Lion Hotels Corp. and President and Chief Executive Officer of Vantage Hospitality Group, Inc. which he co-founded in 1996. Mr. Bloss’ vast business and senior level management experience with both private and public companies makes him highly qualified to serve on our Board of Directors.

Richard S. Groberg was appointed to the office of President on July 15, 2019. Mr. Groberg reports directly to the Company’s Chief Executive Officer and the Board and has primary responsibility for overseeing day-to-day operations and business development activities. Mr. Groberg has significant experience, as both an operating and financial executive, building, acquiring and operating high-growth, multi-location businesses. He also has significant experience with M&A; public and private equity and debt financing and managing public companies. Mr. Groberg previously served for the past five years as the Managing Member of RSG Advisors, LLC a financial advisory firm that provided interim CFO and other advisory services to a variety of clients. Additionally, most recently, from October 2018 until July 2019, Mr. Groberg served as an Operating Advisor for Atlantic Street Capital. From January 2018 through October 2018, Mr. Groberg served as CFO of Freedom Leaf, Inc., a publicly traded Nevada corporation that engages in hemp-based CBD activities. From August 2014 to the present, Mr. Groberg (through September 2018 as an employee and, subsequently, as a consultant through RSG Advisors, LLC, served as Chief Financial Officer and then Contracts Manager for Ever Well Health Systems, LLC.

Laurence Ruhe was appointed to the office of Treasurer and Chief Financial Officer on June 1, 2019. Mr. Ruhe reports directly to the Company’s CEO and has primary responsibility for all accounting functions and public information filings with the U.S. Securities and Exchange Commission. From July 2018 through May 2019, Mr. Ruhe served as the Chief Financial Officer of Freedom Leaf, Inc., a publicly traded Nevada corporation that engages in hemp-based CBD activities, where his primary responsibilities included all accounting functions, SEC 10-K and 10-Q preparation and filing, implementation of financial controls and procedures and providing monthly reports to senior management. Mr. Ruhe previously provided accounting consulting services to Ultimate Staffing and from August 2007 until June 2017 he was employed as the Senior Vice President/Controller of BMM Testing Labs in Las Vegas, NV where he also served on BMM’s audit and finance committees.

Terrence M. Tierney was appointed as our Secretary on September 19, 2018. On October 15, 2018 Mr. Tierney was named the Company’s Chief Administrative Officer. Mr. Tierney has over 30 years of senior level management experience in both the private and public sectors. From October 2009 until October 2015, he served as the Managing Partner of Profesco Partners, a business management consulting firm focused on start-up companies, corporate reorganizations and tax qualified not for profit public charities. From October 2011 until October 2013, Mr. Tierney also served as the Managing Director of Building for America’s Bravest, a joint venture program between the Gary Sinise Foundation and the Stephen Siller Tunnel to Towers Foundation that builds custom designed “smart homes” for severely wounded U.S. military personnel. From October 2015 until September 2018, Mr. Tierney was President of Profesco, Inc., the successor in interest to Profesco Partners. Mr. Tierney earned a Bachelor of Science degree in Aeronautics/Professional Pilot from St. Louis University and was awarded a Juris Doctor degree from New York Law School in 1992.

John R. Wheeler, Jr. was appointed as our Chief Financial Officer on December 15, 2017. Mr. Wheeler has over 40 years of experience in accounting and 10 years with companies in the cannabis industry. Mr. Wheeler graduated from the University of Arizona with a BA in accounting and received his CPA license in 1979. Starting his career, Mr. Wheeler worked for the IRS for 6 years and later worked for multiple CPA companies in California for 10 years. For the last 27 years, Mr. Wheeler ran his own CPA companies: Rocky Wheeler CPA and Wheeler & Associates CPA’s. Mr. Wheeler resigned from the Company on May 31, 2019

Andrew Boutsikakis was appointed as our President in December 2017. Prior to that, in March 2017, Mr. Boutsikakis became a consultant for Red Earth. Mr. Boutsikakis has over 15 years of sales experience in financial services, communications, and business development. In 2014, Mr. Boutsikakis formed AB Consulting Group (“AB Consulting”) to focus his efforts in the emerging medical marijuana industry in Nevada and Arizona. AB Consulting provided corporate consulting services primarily in sales, licensing, and mergers & acquisition to the legal cannabis industry. Previously, Andrew was the sales director at Markets Media and director of business development at Cohere Communication. Mr. Boutsikakis employment with the Company was terminated effective December 31, 2018.

Significant Employees

At December 31, 2018 we did not have any significant employees other than our executive officers.

Family Relationships

There are no familial relationships by and between Mr. Balaouras and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Board Committees

Our Board, at December 31, 2018, did not have a standing audit committee, a compensation committee, a nominating and governance committee, or committees performing similar functions, and, therefore, the entire board of directors performs such functions. The Company’s common stock is not currently listed on any national exchange and we are not required to maintain such committees by any self-regulatory agency. The Board intends to enact certain of the foregoing committees prior to calendar year end of 2019.

Director Compensation

Our Board, at December 31, 2018, did not have any non-employee directors and no additional compensation is paid to any of our employee directors for serving as a director.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2018 and 2017, by our Chief Executive Officer and our two other most highly compensated executive officers (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2018. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Paris Balaouras	2018	-
Chief Executive Officer and Director	2017	-

Terrence M. Tierney	2018	19,846					30,000		49,846
Secretary	2017

John R. Wheeler	2018	-							-
Chief Financial Officer (3)	2017	-							-

Andrew Boutsikakis	2018	113,077							113,077
President (2)	2017	15,000							15,000

Shawn Chemtov	2017	75,000	75,000						75,000
Former Co-Chief Executive Offices (1)

Adam Laufer	2017	74,120	75,000						75,000
Former Co-Chief Executive Offices (1)

(1)	Departed 12/15/17

(2)	Departed 12/31/18

(3)	Departed 5/31/19

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of our common stock classified as exercisable and unexercisable as of December 31, 2018, for the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paris Balaouras	-	-	-	-	-	-	-	-	-
John R. Wheeler	-	-	-	-	-	-	-	-	-
Andrew Boutsikakis	-	-	-	-	-	-	-	-	-
Terrence M. Tierney			-	-	-	458,333	$458,333	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of October 1, 2018:

●	each person whom we know beneficially owns more than 5% of our common stock;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of our common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this Annual Report, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common stock beneficially owned, and percentage ownership was based on 70,894,146 shares outstanding on December 31, 2018, plus 0 shares deemed outstanding pursuant to Rule 13d-3, for a total of 70,894,146 shares outstanding.

Unless otherwise indicated, the address for each person is our address at 1300 South Jones Boulevard., Las Vegas, Nevada 89146.

Name of Beneficial Owner/Management and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Total Shares of Common Stock Beneficially Owned
Paris Balaouras (1)(4)	20,319,500	31.6
Chief Executive Officer, President and Director

Roger J. Bloss	1,500,000	2.33
Director (3)(4)

Richard S. Groberg (4)(8)	426,2980	.66
President

Terrence M. Tierney (4)(7)	112,500	<.1
Secretary

Laurence Ruhe (4)	46,826	<.1
Chief Financial Officer

Andrew Boutsikakis (4)(6)	150,000	<.1
President

John R. Wheeler (2)(4)	845,833	1.1
Chief Financial Officer
All directors and executive officers as a group (4 persons)	23,400,427	36.2
Five Percent Beneficial Owner:
Red Dot Development LLC (5)
Douglas Brown (9)

(1)	Mr. Balaouras beneficially owns 20,319,500 shares of our common stock, held by Roll On LLC, a limited liability company in which Mr. Balaouras is a member and manager.

(2)	Mr. Wheeler acquired his shares in December of 2017 in our Reg D private placement offering at $0.75 per share, for an aggregate cost of $500,000. Mr. Wheeler resigned from his positions with the Company as Treasurer and Chief Financial Officer on May 31, 2019. He received an additional 125,000 shares as compensation in June of 2019 and is entitled to receive 10,417 shares per month commencing on July 1, 2019 and ending on June 30, 2020. As of the date of this filing Mr. Wheeler has received 20,833 additional shares and is due 104,167 shares on or before June 30, 2020.

(3)	Mr. Bloss acquired 1,000,000 shares in September of 2018 pursuant to our Reg D private placement offering at $0.75 per share for an aggregate cost of $750,000. Mr. Bloss acquired an additional 500,000 shares upon the conversion of a $250,000 convertible note in July of 2019.

(4)	The business address for this person is 1300 South Jones Boulevard., Las Vegas, Nevada 89146

(5)	The business address is 400 South 4th Street, Suite 500, Las Vegas, Nevada 89101. The managing member of Red Dot is Ron Sassano. We have been advised that, based on information and believe, Michael Sassano is a control person with regard to Red Dot.

(6)	Mr. Boutsikakis was terminated as President of the Company on December 31, 2018 and was succeeded by Paris Balaouras who served as interim President until July 15, 2019.

(7)	Mr. Tierney beneficially owns 80,000 shares of our common stock held by Profesco Asset Management, Ltd. which were acquired in May of 2018 pursuant to our Reg D private placement offering at $0.75 per share, for an aggregate cost of $60,000, Mr. Tierney holds 7,500 shares in an Individual Retirement Account which were purchased at an average cost of $0.69 per share in the public OTC market for an aggregate cost of $5,175 and 25,000 shares are held by Profesco, Inc. for services rendered to the Company by Mr. Tierney from July 1, 2018 to September 19, 2018.

(8)	On July 15, 2019 Mr. Groberg received a restricted stock award of 400,000 shares of the Company’s common stock to vest over the three-year term of his employment agreement. Mr. Groberg also beneficially owns 26,298 shares held by RSG Advisors, LLC for services rendered to the Company between November 2018 and June 2019.

(9)	The business address for this individual is 1300 South Dekalb St., Shelby, NC 28152

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of transactions since October 17, 2016, to which we have been a party in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

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

Between April 2018 and December 31, 2018, we engaged Desert Star Construction, LLC (“Desert Star”) to perform general contractor services at our managed facility in Amargosa Valley and our leased premises at 2310 Western Avenue. We made payments to Desert Star in excess $190,000. Ronald Sassano, a Managing Member of Red Dot is also a Manager of Desert Star.

Between March 2018 and May 2018, we made payments totaling $54,000 to Apex Operations, LLC (“Apex”) as commission payments for third party contracts for assembly of greenhouses on property owned and licensed by Acres Cultivation, LLC. Upon information and belief, Ronald Sassano and/or Michael Sassano are controlling parties with regard to Apex.

Board Composition and Director Independence

Our business and affairs are managed under the direction of the board of directors. At December 21, 2018 our board of directors was currently comprised of one member, Mr. Paris Balaouras. Because of his relationship to the Company, Mr. Balaouras is not “independent” under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services.

Paritz & Company, P.A. (“Paritz”) had served as the Company’s independent registered public accounting firm for the years ended December 31, 2017 and 2016. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by our current independent public accounting firm are approved in advance by our Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered. On October 10, 2018. the Company was informed by Paritz that it was being acquired by Prager Metis CPAs LLC (“Prager”) and would no longer continue to serve as the Company’s independent registered public accounting firm. As a result, the Company’s Board of Directors engaged Prager to serve as the Company’s independent registered public accounting firm effective October 10, 2018. On December 21, 2018 Prager advised the Company of its resignation effective on the same date. On February 15, 2019 the Company’s Board of Directors engaged Marcum, LLP as its independent registered public accounting firm.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the years ended December 31, 2018 and 2017, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

	Paritz & Company, P.A.
	2018	2017
Audit fees	$0		$28,200
Audit related fees	-
Tax fees	-
Other fees	-
Total Fees	$0		$28,200

	Marcum LLP
	2018	2017
Audit fees	$105,000	$
Audit related fees	-
Tax fees	-
Other fees	-
Total Fees	$105,000	$

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents filed as part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

FINANCIAL STATEMENT INDEX

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s primary asset is a provisional Medical Marijuana Establishment Registration Certificate issued by the State of Nevada for the cultivation of medical marijuana. There is no assurance on the receipt and/or timing of final approvals from the appropriate authorities. The Company has not generated any revenues from inception (October 17, 2016) to December 31, 2017 and has an accumulated deficit at December 31, 2017. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, NJ

July 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

MJ Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MJ Holdings, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

Melville, NY
October 15, 2019

MJ Holdings, Inc.

Consolidated Balance Sheets

As of December 31, 2018, and 2017

	December 31,
	2018	2017
ASSETS
Current assets
Cash	$56,656	$2,513,863
Inventory	1,587,852	-
Prepaid expense	481,216	5,500
Prepaid inventory	337,560	-
Total current assets	2,463,284	2,519,363

Fixed assets, net	2,628,951	17,535
Intangible assets	300,000	300,000
Marketable securities -available for sale	150,000	-
Deposits	138,634	42,383
Assets held for disposition	-	584
Total assets	$5,680,869	$2,879,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$619,202	$70,382
Customer Deposit	386,416	-
Convertible notes payable, related party	-	900,000
Current portion of long-term notes payable	312,905	-

Total current liabilities	1,318,523	970,382
Non-current liabilities
Long-term notes payable, net of current portion	1,036,101	-
Deferred Rent	204,026	104,565

Total non-current liabilities	1,240,127	104,565

Total liabilities	2,558,650	1,074,947

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued
Series A convertible Preferred stock $1,000 slated value, 2,500 authorized, 0 shares issued and outstanding
Common stock, $0.001 par value, 95,000,000 shares authorized, 70,894,146 and 62,675,407 shares issued, issuable, and outstanding at December 31, 2018 and December 31, 2017, respectively	70,894	62,675
Additional paid-in capital	10,921,774	1,704,764
Common stock to be issued	-	400,000
Accumulated deficit	(7,870,449)	(362,521)
Total shareholders’ equity	3,122,219	1,804,918
Total liabilities and stockholders’ equity	$5,680,869	$2,879,865

See accompanying notes to consolidated financial statements.

MJ Holdings, Inc.

Consolidated Statements of Operations

	For year ending
	December 31,
	2018	2017

Revenue	$8,150	$-

Operating expenses
Cost of sales	10,000	-
General and administrative	4,194,751	270,267
Marketing and selling	486,018	-
Depreciation and amortization	123,256	-
Total operating expenses	4,814,025	270,267

Operating loss	(4,805,875)	(270,267)

Other income (expense)
Interest expense	(15,151)	(64,521)
Interest income	598	-
Loss on investment	(187,500)	-
Total other (expense)	(202,053)	(64,521)

Loss before provision for income tax	(5,007,928)	(334,788)
Provision for income taxes	-	-
Net Loss	(5,007,928)	(334,788)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(2,500,000)	-
Net loss attributable to common shareholders	(7,507,928)	(334,788)
Net loss attributable to common stockholders per share - basic and diluted	$(0.12)	$(0.01)
Weighted average number of shares outstanding - basic and diluted	64,677,529	53,149,168

See accompanying notes to consolidated financial statements.

MJ Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2018 and December 31, 2017

	Preferred Stock		Common Stock		Additional paid in Capital	Common Stock to be Issued	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at January 1, 2017	-	-	52,732,969	$52,733	$-	$-	$(27,733)	$25,000

Distribution	-	-	-	-	(25,000)	-	-	(25,000)
Effect of reverse merger	-	-	6,951,275	6,951	(510,617)	-	-	(503,666)
Issuance of common stock in private placement	-	-	2,991,163	2,991	2,240,381	-	-	2,243,372
Common stock subscribed, but not issued	-	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	-	(334,788)	(334,788)

Balance at December 31, 2017	-		62,675,407	$62,675	$1,704,764	$400,000	$(362,521)	$1,804,918

Issuance of preferred stock for cash	2,500	3	-	-	2,499,997	-	-	2,500,000
Issuance of common stock for deposit on land acquisition	-	-	29,070	29	49,971	-	-	50,000
Issuance of common stock for stock exchange with HCMC (See Note 1)	-	-	85,714	86	149,914	-	-	150,000
Issuance of common stock for deposit related to Joint Venture			250,000	250	187,250			187,500
Issuance of common stock for services	-	-	44,781	45	59,945	-	-	59,990
Issuance of common stock for cash	-	-	4,475,841	4,476	3,516,525	(400,000)	-	3,121,001
Conversion of preferred stock for common stock	(2,500)	(3)	3,333,333	3,333	(3,330)	-	-	-
Contributed services	-	-	-	-	250,000	-	-	250,000
Issuance of stock options for services	-	-	-	-	6,738	-	-	6,738
Deemed dividend related to beneficial conversion feature of preferred stock					2,500,000		(2,500,000)
Net loss	-	-	-	-	-	-	(5,007,928)	(5,007,928)
Balance at December 31, 2018	-	$-	70,894,146	$70,894	$10,921,774	$-	$(7,870,449)	$3,122,219

See accompanying notes to consolidated financial statements.

MJ Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(5,007,928)	$(334,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issuance costs	-	14,521
Amortization of deferred rent	99,461	104,565
Non-cash interest expense	-	50,000
Common stock and options issued for services	66,728	-
Depreciation and amortization	123,256	-
Impairment of Joint Venture	187,500	-
Contributed services	250,000	-
Changes in operating assets and liabilities:
Inventory	(1,587,852)	-
Prepaid expenses and prepaid inventory	(813,276)	(5,500)
Asset held for disposition	584	-
Deposits	(46,251)	(17,383)
Accounts payable and accrued liabilities	548,820	66,132
Customer deposits	386,416	-
Net cash used in operating activities	(5,792,542)	(122,453)

Cash Flows from Investing Activities
Purchase of provisional grow license	-	(300,000)
Purchase of fixed assets	(2,734,672)	(17,535)
Net cash used in investing activities	(2,734,672)	(317,535)

Cash Flows from Financing Activities
Distribution	-	(25,000)
Proceeds from issuance of notes payable	1,350,000	350,000
Proceeds from the issuance of convertible preferred stock	2,500,000	-
Proceeds from the issuance of common stock	3,121,001	2,243,372
Proceeds from the common stock to be issued	-	400,000
Payment of debt issuance costs	-	(14,521)
Repayment of notes payable	(994)
Repayment of convertible note due to related party	(900,000)	-
Net cash provided by financing activities	6,070,007	2,953,851

Net (decrease) increase in cash	(2,457,207)	2,513,863

Cash, beginning of year	2,513,863	-

Cash, end of year	$56,656	$2,513,863

Supplemental disclosure of cash flow information:
Interest paid	6,629	-
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued to acquire available for sale securities	$150,000	-
Common stock issued for deposit related to joint venture	$187,500	-
Common stock issued for deposit of land acquisition	$50,000	-
Conversion of preferred stock into common stock	$3,333	-
Deemed dividend on preferred stock	$2,500,000	-

See accompanying notes to consolidated financial statements.

MJ Holdings, Inc.

Notes to the Consolidated Financial Statements

Note 1 — Description of Business

MJ Holdings Inc. (OTC Pink: MJNE. “the Company”, “we”, “us”) is a publicly-traded, cannabis holding company providing cultivation management, licensing support, production management and asset and infrastructure development – currently in the Las Vegas market. It is our intention to grow our business and provide a 360-degree spectrum of infrastructure (including: cultivation, production management, dispensaries and consulting services) through: the acquisition of existing companies; joint ventures with existing companies possessing complementary expertise, and/or through the development of new opportunities. (See Subsequent Events for highlights of major events subsequent to December 31, 2018)

We were incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada on February 14, 2014, we amended and restated our Articles of Incorporation and changed our name to MJ Holdings, Inc. From February 2014 to January 2017, we owned and leased real estate properties zoned for legalized marijuana operations to licensed marijuana operators. On November 22, 2016, in connection with a plan to divest ourselves of our real estate business, we submitted to our stockholders an offer to exchange (the “Exchange Offer”) our common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company accepted for exchange 1,800,000 shares of our Common Stock in exchange for 1,800,000 shares of MJRE’s common units, representing 100% of the membership interests in MJRE. Effective February 1, 2017, we transferred our ownership interests in the real estate properties and our subsidiaries, through which we held ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017. On December 15, 2017, we acquired all of the issued and outstanding membership interests of Red Earth LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of our Common Stock and a promissory note in the amount of $900,000. The acquisition was accounted for as a reverse merger, whereby Red Earth was considered the accounting acquirer and became our wholly owned subsidiary. Upon the consummation of the acquisition, the now-former members of Red Earth became the beneficial owners of approximately 88% of our Common Stock, obtained controlling interest of the Company, and retained certain of our key management positions. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition,” our historical financial statements prior to the reverse merger were replaced with the historical financial statements of Red Earth prior to the reverse merger. The consolidated financial statements after completion of the reverse merger includes the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

Through Red Earth, we hold a provisional State of Nevada issued cannabis cultivation license, and through its wholly-owned subsidiary HDGLV , LLC (“HDGLV”), we hold a triple-net leasehold, with an option to buy for $2,607,880, on a 17,298 square-foot building, in which we intend to house our indoor cultivation facility.

In April 2018, the Company entered into a management agreement with a Nevada company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April, 2026. In April 2019, the Licensed Operator was acquired by a publicly traded Canadian cannabis company; the acquisition was subject to all of the contractual obligations between the Company and the Licensed Operator.

Pursuant to those agreements, the Licensed Operator engaged us to develop, manage and operate a licensed cultivation facility on property owned by the Licensed Operator. Between April and August of 2018, at our sole cost and expense, we completed the construction of a 120,000 square-foot outdoor grow facility, including the construction of an 8,000 square-foot building and installation of required security fencing, meeting all of the State of Nevada’s stringent building codes and regulations. Operation of this facility commenced in August, 2018 with our first test grow.

In April 2018, the State of Nevada finalized and approved the transfer of provisional Medical Marijuana Establishment Registration Certificate No. 012 (the “Certificate”) from Acres Medical, LLC to our wholly owned subsidiary, Red Earth, LLC (“Red Earth”). HDGLV, LLC (“HDGLV”), a wholly owned subsidiary of Red Earth, holds a triple-net leasehold interest in a 17,298 square-foot commercial building located on Western Avenue in the City of Las Vegas, which will be home to our indoor cultivation facility (the “Western Facility”). The initial term of the lease is for a period of ten years with two additional five-year lease options. HDGLV also possesses an option to purchase the building for $2,607,880 which is exercisable between months 25 and 60 of the initial term of the lease. In August of 2018 we received final approval from the State of Nevada, Department of Taxation to commence cultivation activities with respect to the Certificate. Contemporaneously therewith, Red Earth was issued a Business License by the City of Las Vegas to operate a marijuana cultivation facility at the Western Facility; however, the City of Las Vegas Department of Building & Safety requested that additional modifications be made to the premises prior to issuance of a certificate of occupancy (“COI”). The COI is expected to be issued in the first quarter of 2020, which will then allow the Company to commence legal marijuana cultivation activities within the City of Las Vegas.

In July of 2018 the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to the Company and its subsidiaries. The Advisory Agreement granted to the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at an exercise price of $1.20. The options have a term of three years. The fair value of these stock options was determined to be $6,738 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 222%, (ii) discount rate of 2.88%, (iii) zero expected dividend yield, and (iv) expected life of three years. In September 2018, the Company terminated the Advisory Agreement pursuant to its terms and paid to the Consultant compensation consisting of 25,000 shares of the Company’s common stock and a $6,000 cash payment.

On August 13, 2018, the Company filed a Certificate of Designation of its Series A Convertible Preferred Stock with the Secretary of State of the State of Nevada to designate a series of its convertible preferred stock, consisting of 2,500 shares. The stated value of each share of Preferred Stock is $1,000. Subject to a standard “4.99% Beneficial Ownership Limitation blocker,” each share of Preferred Stock was convertible into shares of the Company’s common stock at any time or from time to time at a conversion price equivalent of $0.75 per share, subject to adjustment as described in Certificate of Designation.

On August 13, 2018 (the “Transaction Closing Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Company sold and issued 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to a single institutional, accredited investor for $1,000 per share or an aggregate subscription of $2,500,000. During the year ended December 31, 2018, the Preferred Stock was converted into 3,333,333 shares of the Company’s Common Stock at a conversion price of $0.75 per share, subject to adjustment as described in the Certificate of Designation. The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser, which required the Company to register for resale the underlying common stock with the Securities and Exchange Commission. The registration statement on Form S-1/A was declared effective on October 24, 2018.

On August 13, 2018 (the “Effective Transaction Date”), the Company closed the transactions contemplated by an Exclusive Distribution Agreement (the “Distribution Agreement”). The Agreement is between the Company and Healthier Choices Management Corp., a designer and seller (the “Seller” or “HCMC”) of a series of integrated products, all of which are designed to be utilized to consume cannabis products by vaporizing oil and other related products (the “Goods”). The Company has the exclusive right to distribute the Goods in the territory of Nevada (the “Territory”). The Distribution Agreement further requires the Company to advertise and market the Goods in the Territory. Pursuant to the terms of the Distribution Agreement, the Company purchased certain of the Goods from the Seller and paid the sum of two million dollars ($2,000,000). The funds were transferred to HCMC on the Effective Transaction Date. The Seller has applied for and received patent protection in respect of one of the products. The Distribution Agreement is subject to standard termination provisions; however, the Seller has the option to terminate the Distribution Agreement, on 30 days’ written notice, if the Company fails to purchase a sufficient minimum quantity of Goods from the Seller. The Company has met its obligations for the first year of the Agreement. Thereafter, for each renewal term, the Company’s minimum purchase obligation for the Goods is $500,000, subject to good faith negotiation at the end of each contract year. In connection with the transactions contemplated by the Agreement, the Seller granted to the Company a non-exclusive, non-transferrable, and non-sub licensable fully paid license agreement. This Agreement was terminated, pursuant to the terms of the Agreement, effective August 12, 2019.

On August 13, 2018, the Company entered into a Stock Exchange Agreement with HCMC to acquire 1,500,000,000 shares of their common stock in exchange for 85,714 shares of the Company’s common stock. The value of the stock exchanged by each party on the date of exchange was $150,000. Please see note 11, Inventory, for further discussion of the Company’s additional business interests with HCMC. The Company recorded the 85,714 shares of HCMC common stock as an available for sale security and intends to mark the value to market each reporting period based on the current market value of its held shares in Healthier Choices. As of the transaction date, the price as quoted on the OTC Markets for Healthier Choices common stock was $0.0001 per share.

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road was the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. Pursuant to the terms of the LOI the Company was to acquire Farm Road for $1,000,000 on the following terms: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125) dollars commencing on the March 1, 2019. On January 18, 2019, pursuant to the terms of a membership interest purchase agreement (“MIPA”) between the Company and Farm Road, the Company acquired a 100% interest in Farm Road. The terms of the Promissory Note include a balloon payment to be made on January 17, 2022 of any then remaining principal balance and accrued interest. The MIPA further provides that FRH shall be entitled to receive a consulting fee of five per cent (5%) of the gross sales from any commercial use of the property up to a maximum of five hundred thousand ($500,000) dollars payable to FRH within two years of the January 18, 2019 closing date The Company will utilize this acquisition to expand its Nevada outdoor cultivation capabilities.

In September of 2018 the Company, through its wholly owned subsidiary Red Earth, applied for five Recreational Marijuana Establishment Licenses to operate up to five retail marijuana stores within the state of Nevada. The Company’s goal was to open a store within the City of Las Vegas, as well as additional dispensaries in Washoe County near Lake Tahoe, in North Las Vegas, unincorporated Clark County and Henderson, Nevada. The Company received notice in early December 2018 that none of the submitted applications received sufficiently high enough scores after being graded by the Nevada Department of Taxation (“NVDOT”). In connection with the license applications we entered into a Memorandum of Understanding (“MOU”) with a third party (the “Party”). Pursuant to the terms of the MOU the Party made payments to us totaling $232,500, which was paid during the year ended December 31, 2018. The Party was entitled to receive shares of our restricted common stock with a fair market value as of the trading day immediately preceding the date the first license application was submitted to NVDOT (September 20, 2018) equal to $232,500. The Company issued 91,177 shares of common stock to the Party in connection with this transaction. Subsequent to December 31, 2018, the Company has entered into an agreement with the Party to relieve the Company and the Party of any further obligations under the MOU in exchange for an additional 373,823 shares of the Company’s restricted common stock.

The Company has joined with more than 15 other plaintiffs in an action against the State of Nevada in regard to how the applications were scored and as to why licenses were granted to other applicants in contravention of the guidelines published by the State of Nevada. On August 23, 2019 a Nevada District Court judge issued a preliminary injunction enjoining any of the entities that were granted licenses from opening new dispensaries based upon the failure of NVDOT (the administrative body tasked with adopting and enforcing marijuana regulations within the State of Nevada) to enforce a provision of Ballot Question 2 (“BQ2”), that was approved by Nevada voters in 2016 and adopted by the Nevada legislature and codified as NRS 453D, which legalized the sale and distribution of recreational use marijuana. The law requires that “each prospective owner, officer and board member of a marijuana establishment license applicant” undergo a background check. The judge found that many of the successful license applicants failed to comply with this requirement. On August 29, 2019 the judge modified the ruling and is allowing thirteen of the successful license applicants who the State of Nevada have certified as having complied with the requirements of BQ2 to open new dispensaries as granted in December of 2018. The plaintiffs shall now continue to trial on the merits of the pending litigation against the State of Nevada.

On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000 amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019, leaving a principal balance of $1,087,705. On November 1, 2019, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations.

On October 5, 2018, in accordance with the Company’s obligations under the Registration Rights Agreement, the Company filed a Registration Statement on Form S-1 (File No. 333-227735) (the “Registration Statement”) with the SEC to register 3,335,000 shares of the Company’s stock for resale. The Company filed Amendment No. 1 to the Registration Statement in response to comments received by the SEC. The SEC declared the Registration Statement effective on October 24, 2018. Pursuant to the amended Registration Statement the holder of the 3,335,000 shares agreed not sell any of the stock at a price below $3.00 per share until such time as the Company was listed on a national exchange or was no longer being quoted on the OTC Markets Group Inc.’s Pink® Market.

On October 15, 2018, we entered into an employment agreement (the “Tierney Employment Agreement”) with Terrence M. Tierney. Pursuant to the Employment Agreement, we appointed Terrence M. Tierney, to the additional position of Chief Administrative Officer, in addition to his current role as Secretary. The initial term of employment is for a three-year period (or until September 30, 2021), unless extended or otherwise terminated in accordance with its terms. The effective date of the Employment Agreement is October 15, 2018, and continues until the earlier of: (i) the effective date of any subsequent employment agreement between Mr. Tierney and us; (ii) the effective date of any termination of employment as provided for in the Employment Agreement; or (iii) three (3) years from the effective date; provided, that the Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew the Employment Agreement, which written notice must be received by the other party no less than ninety (90) days and no more than one hundred eighty (180) days prior to the expiration of the applicable term. Mr. Tierney will report to the Chief Executive Officer and the Board of Directors.

Mr. Tierney’s annual salary shall be equal to or greater than any other senior executive of the Company with the exception of the Chief Executive Officer. Mr. Tierney is entitled to the benefits other employees are entitled to, including medical, dental, and vision insurance; life and disability insurance; retirement and profit-sharing programs; paid holidays; and such other benefits and perquisites as are approved by the Board of Directors. In addition, the Company agreed to issue 500,000 shares of common stock pursuant to a stock award agreement within thirty (30) days of adoption by the Company of an omnibus benefit plan. The Tierney Employment Agreement defers $10,000 per month of Mr. Tierney’s salary until such time as the Company has posted gross annual sales of $20,000,000 or net annual profits (as defined in the Tierney Employment Agreement) of $5,000,000 or has raised a total of $50,000,000 in equity or debt financing. Tierney’s employment may be terminated for cause or without cause. In addition, in the event of disability, the Company is entitled to terminate Mr. Tierney if he is unable to perform his duties without reasonable accommodation for a period of more than thirty (30) consecutive days. Upon such termination, Mr. Tierney is entitled to all accrued but unpaid salary and vacation. In the event of a “total disability,” as defined in the Employment Agreement, Mr. Tierney is also entitled to receive his normal monthly salary for the shorter of the first three (3) months of disability or until any disability insurance policy (offered as part of his employment) begins to pay benefits. After three (3) months, Mr. Tierney is only entitled to receive amounts under the disability insurance coverage, if any. In the event of partial disabilities, Mr. Tierney is entitled to that portion of his normal monthly salary that bears the same ratio to his normal monthly salary as the amount of time which the Executive is able to devote to the usual performance of duties during such period bears to the total time Mr. Tierney devoted to performing such services prior to the time the partial disability commenced. In the event of a combination of total and partial disability, the maximum total disability compensation Mr. Tierney shall be entitled to cannot exceed an amount equal to one (1) times his normal monthly compensation.

In November of 2018, the Company formed Alternative Hospitality, Inc. (“Alternative”), a Nevada corporation as a joint venture with TVK, an unrelated third-party, is a Florida limited liability company. The Company owns fifty-one percent (51%) of Alternative and TVK owns the remaining forty-nine percent (49%). Alternative will develop hotel properties with a focus on the wellness aspects of cannabis and cannabis related products. Roger Bloss, one of the managing members of TVK, will serve as Alternative’s President, the Company’s Secretary, Terrence M. Tierney, will also serve as Vice President and Secretary of Alternative and Mr. Bernard Moyle has been appointed to serve as Alternative’s Treasurer. In April of 2019, Mr. Bloss was elected to the Board of Directors of the Company.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Red Earth, LLC, HDGLV, LLC, Icon Management, LLC,) Alternative Hospitality, LLC (“Alternative”) and Prescott Management, LLC. Inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions are required in the determination of the fair value of financial instruments and the valuation of stock-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) for identical instruments that are highly liquid, observable and actively traded in over-the-counter markets. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose inputs are observable and can be corroborated by market data. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in these situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. The FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

As of December 31, 2018, the Company’s investment in marketable securities – available for sale was determined to be a level 1 investment. As of December 31, 2017, the Company did not have any financial assets that required to be recorded at fair value.

Cash

Cash includes cash on hand and deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less. The Company maintains its cash in bank deposit accounts.

The Company, at various times throughout the year, had cash in financial institutions in excess of Federally insured limits. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its credit balances.

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments are netted against the carrying amount of the debt instrument, and charged to interest expense over the term of the loan.

Inventory

Inventories consist of finished goods as of December 31, 2018. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of the first in first out method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations.

Construction in progress primarily represents the construction or the renovation costs stated at cost less any accumulated impairment loss, which is not depreciated. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Property, plant and equipment are depreciated over their estimated useful lives as follows:

Buildings	12 years
Land	Not depreciated
Leasehold Improvements	Lessor of lease term or 5 years
Machinery and Equipment	5 years
Furniture and Fixtures	5 years

Long–lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. We did not record any impairments of long-lived assets during the year ended December 31, 2018 and 2017.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers using the modified retrospective method. There was no impact upon adoption of ASC 606 on our consolidated financial statements. The new revenue standard was applied prospectively in the Company’s consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

The Company recognized an insignificant amount of revenue during the year ended December 31, 2018. There was no revenue recognized in previous years.

Stock-Based Compensation

The Company’s share-based payment awards principally consist of grants of common stock. In accordance with the applicable accounting guidance, stock-based payment awards are classified as either equity or liabilities. For equity-classified awards, the Company measures compensation cost based on the grant date fair value and recognizes compensation expense in the consolidated statements of operations over the requisite service or performance period the award is expected to vest. The fair value of liability-classified awards is at each reporting date through the settlement date. Change in fair value during the requisite service period will be remeasured as compensation cost over that period.

The Company utilizes its historical stock price to determine the volatility of any stock-based compensation.

The expected dividend yield is 0% as the Company has not paid any dividends on its common stock and does not anticipate it will pay any dividends in the foreseeable future.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date with a term equal to the expected term of the stock-based award.

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

The Company evaluates convertible preferred stock in accordance with ASC 470-20-35-7. The issued Series A Preferred Stock was converted into shares of the Company’s Common Stock at a conversion price of $0.75 per share and the fair value of the common stock based on closing price of the Company’s common stock on the day of issuance of the Preferred Stock was $1.50 per share of common stock. Therefore, the intrinsic value is calculated at $0.75 per share.

The Company determined that there is a beneficial conversion feature (“BCF”) of $2,500,000. Since the holder can convert the preferred stock into shares of common stock at any time, amortization of this type of discount on convertible preferred stock occurs upon issuance. The Company treated the amortization of the BCF as a dividend that reduces net income in arriving at income available to common stockholders.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Recent Accounting Pronouncements

Leases: In February 2016, FASB issued ASU. 2016-02: Leases (Topic 842) which requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months and provide enhanced disclosures. The Company will adopt the new standard effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. The Company expects to elect the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for our real estate operating leases; and (2) providing significant new disclosures about the Company’s leasing activities.

Stock Based Compensation:  In June 2018, FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share Based Payment Accounting.

The amendments in this Update expand the scope of stock compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance in this Update does not apply to transactions involving equity instruments granted to a lender or investor that provides financing to the issuer. The guidance is effective for fiscal years beginning after December 31, 2018 including interim periods within the fiscal year. The Company adopted with an effective date of January 1, 2019.

Note 3 — Red Earth Acquisition

On December 15, 2017, the Company acquired all of the issued and outstanding membership interests of Red Earth LLC in exchange for 52,732,969 shares of common stock of the Company, par value $0.001 and a Promissory Note in the amount of $900,000. The merger was accounted for as a reverse merger, whereby Red Earth was considered the accounting acquirer and became a wholly owned subsidiary of the Company. As a result of the acquisition, the members of Red Earth became the beneficial owners of approximately 88% of the Company’s common stock immediately following the acquisition, obtained controlling interest of the Company, and retained key management positions of the Company. In accordance with the accounting treatment for a “reverse merger,” Red Earth was treated as the “acquiring company” and MJ Holdings was treated as the “acquired company.” The Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of Red Earth prior to the reverse merger. The consolidated financial statements after completion of the reverse merger will include the assets, liabilities and results of operations of the combined company from and after the closing date of the reverse merger.

Note 4 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $7,870,449 as of December 31, 2018. The Company incurred a net loss of $5,007,928 and negative operating cash flow of $5,792,542 for the year ended December 31, 2018. At December 31, 2018 the Company had cash and cash equivalents of $56,656 and working capital of $1,144,761. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash, and inventories. Historically, the Company has financed its operations principally through equity and debt financing.

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

The Provisional Grow License remains in a provisional status until the Company has completed the build out of a cultivation facility and obtained approval from the state of Nevada to begin cultivation in the approved facility. Once approval from the state of Nevada is received, the Company begins the cultivation process.

Note 6 — Stock Based Compensation

Warrants and Options

Prior to the Reverse Merger, the Company had issued warrants to acquire 166,665 shares of common stock as compensation for consulting services. The warrants expire between June 2019 and July 2021.

In July of 2018 the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to the Company and its subsidiaries. Pursuant to the Advisory Agreement, the Company granted the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at an exercise price of $1.20. The options have a term of 3 years. A summary of the warrants and options issued, exercised and expired are below:

		Weighted
		Avg.
		Exercise
Warrants and Options:	Shares	Price
Balance at December 31, 2017	166,665	$5.88
Issued	10,000	$1.20
Exercised	-	-
Expired	-	-
Balance at December 31, 2018	176,665	$5.61

Warrants outstanding for the year ending December 31, 2018 and 2017 was 166,665.

Options outstanding for the year ending December 31, 2018 and 2017 was 10,000 and 0, respectively.

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

Note 8 — Commitments and Contingencies

Employment Agreements

On October 15, 2018, we entered into an employment agreement (the “Tierney Employment Agreement”) with Terrence M. Tierney. Pursuant to the Employment Agreement, we appointed Terrence M. Tierney, to the position of Chief Administrative Officer, in addition to his previous role as Secretary. The initial term of employment was for a three-year period (or until September 30, 2021), unless extended or otherwise terminated in accordance with its terms. The effective date of The Tierney Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew. Mr. Tierney’s annual salary is equal to or greater than any other senior executive of the Company with the exception of the Chief Executive Officer. The Tierney Employment Agreement defers salary of $10,000 per month of Mr. Tierney’s salary until such time as the Company has achieved gross annual sales of $20,000,000 or net annual profits (as defined in the Tierney Employment Agreement) of $5,000,000 or has raised a total of $50,000,000 in equity or debt financing. In addition, the Company agreed to issue 500,000 shares of common stock pursuant to a stock award agreement within thirty (30) days of adoption of an omnibus benefit plan. Such shares have not yet been issued.

On February 18, 2019, the Company entered into an employment agreement (the “Balaouras Employment Agreement”) with Paris Balaouras. Mr. Balaouras was appointed Chief Executive Officer of the Company on December 15, 2017. The initial term of employment was for a five-year period (or until December 31, 2022), unless extended or otherwise terminated in accordance with its terms. The effective date of the Balaouras Employment Agreement was January 1, 2019, and continues until the earlier of: (i) the effective date of any subsequent employment agreement between Mr. Balaouras and us; (ii) the effective date of any termination of employment as provided for in the Balaouras Employment Agreement; or (iii) five (5) years from the effective date; provided, that the Balaouras Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew, which written notice must be received by the other party no less than ninety (90) days and no more than one hundred eighty (180) days prior to the expiration of the applicable term. Mr. Balaouras elected to waive any 2018 salary, which was recorded as an expense and additional to paid-in capital in 2018, and defer 52% of his 2019 salary; which such deferment shall continue until such time as the Company has operated on a positive cash flow basis for a period of not less than three months. At that time all deferred compensation shall be payable in equal monthly installments for a period of 24 months. At the sole election of Mr. Balaouras, he may be paid any deferred compensation in cash or in the Company’s common stock.

On May 31, 2019, the Company’s Treasurer and Chief Financial Officer, John R. Wheeler resigned and was immediately replaced by Laurence Ruhe. Mr. Wheeler is to receive a total of 250,000 shares of the Company’s $.001 par value common stock (the “Stock”) for all past services provided to the Company. The initial 125,000 shares of Stock shall be issued to Mr. Wheeler on or before June 15, 2019 and the remaining Stock shall be issued in twelve equal monthly installments of 10,417 shares per month commencing on July 1, 2019.

On June 1, 2019, we entered in an employment agreement with Mr. Laurence Ruhe. Mr. Ruhe shall serve a two-year term, effective June 1, 2019, with annual base compensation of $100,000 plus 46,296 of Stock to vest in twelve equal monthly installments of 3,858 shares commencing on July 1, 2019. Mr. Ruhe’s compensation will be reviewed annually and may be adjusted as determined by the Company’s Compensation Committee or Board. Additionally, Mr. Ruhe shall be entitled to receive an annual discretionary bonus as determined by the Board.

On July 15, 2019 the Company’s Board of Directors appointed Richard S. Groberg to be the President of the Company. Mr. Groberg replaces Paris Balaouras, who was interim President from January 1, 2019 until July 15, 2019. Mr. Balaouras will continue in his role as the Company’s CEO and Chairman of the Board. Mr. Groberg shall initially serve a three-year term effective July 15, 2019 pursuant to a written employment agreement (the “Employment Agreement”) with an annual base compensation of $180,000, of which $5,000 per month shall be deferred until January 15, 2020 or such earlier date pursuant to the terms of the Employment Agreement and then shall be payable in cash or shares of the Company’s common stock (the “Stock”). The Employment Agreement provides for a restricted stock award of 400,000 shares of the Company’s Stock to vest: 25% six months after the effective date of the Employment Agreement; 25% on the first anniversary after the effective date of the Employment Agreement, 25% on the second anniversary after the effective date of the Employment Agreement and 25% on the third anniversary after the effective date of the Employment Agreement.

Operating Leases

The Company leases a production / warehouse facility under a non-cancelable operating lease that expire in June 2027. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of December 31, 2018, are as follows:

Amount
Fiscal year ending December 31:
2019	230,640
2020	230,640
2021	230,640
2022	230,755
2023	230,986
Thereafter	812,328
Total minimum lease payments	$1,965,989

Rent expense, incurred pursuant to operating leases for the year ended December 31, 2018 and 2017, was $311,994 and $112,815, respectively

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the liability includes probable and estimable legal cost associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company business. There is no pending litigation involving the Company at this time.

Note 9 — Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2018 and 2017.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 21% to the Company’s loss before income taxes as follows:

	December 31, 2018	December 31, 2017
Computed “expected” income tax benefit	$(1,051,665)	$(113,828)
State income tax benefit, net of federal benefit	-	15,209
Change in valuation allowance	1,028,817	(191,667)
Other	22,848	(106,919)
Change in federal income tax rate	-	120,784
IRC section 382 limitations on future NOL utilization	-	249,208
Write-off of property & equipment deferred tax asset	-	27,213
Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes for the years ended December 31, 2018 are as follows:

	2018	2017
Deferred tax assets:
Federal and state NOL carryforward	$919,904	$176,030
Property and equipment	25,819	(65)
Reserves and accruals	3,619
Other intangibles	47,302
Deferred expenses	213,371
Deferred rent	42,846
Capitalized start-up expense		48,078
Deferred tax assets	1,252,861	224,043
Less: Valuation allowance	(1,252,861)	(224,043)
Net deferred tax assets	$-	$-

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a valuation allowance against all its deferred tax assets.

On December 22, 2017, H.R. 1 (the “Act”) was enacted and included broad tax reforms. The Act reduced the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.

As of December 31, 2018, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4.4 million and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2018.

The Company files income tax returns in the U.S. The Company is not currently under examination in any of these jurisdictions and all its tax years remain open to examination due to net operating loss carryforwards.

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipated any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2018, no interest or penalties were required to be recognized relating to unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

Note 10 — Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income or net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the treasury stock method and reflects the potential dilution that could occur if warrants were exercised and were not anti-dilutive.

For the year ended December 31, 2018, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants and options as of December 31, 2018, to purchase 176,665 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

Note — 11 Inventory

At December 31, 2018, inventory consisted of finish goods which amounted to $1,587,852. The Company did not hold any inventory at December 31, 2017.

Note 12 — Fixed Assets

Property and Equipment at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31, 2018	December 31, 2017
Leasehold Improvements	17,535	17,535
Machinery and Equipment	919,782	-
Building and Land	1,500,000	-
Furniture and Fixtures	314,890	-
Total property and equipment	2,752,207	17,535

Less: Accumulated depreciation	(123,256)	-
Property and equipment, net	2,628,951	17,535

Depreciation expense for the year ending December 31, 2018 and 2017 was $123,256 and $0, respectively.

Note 13 — Notes Payable

Notes payable as of December 31, 2018 and December 31, 2017 consist of the following:

	December 31,	December 31,
	2018	2017

Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023 originally $1,100,000	$1,099,006	$-

Note payable bearing interest at 5.00%, originated October 17, 2018, due on October 16, 2019	$250,000	$-

Note payable bearing interest at 0.50%, originated December 15, 2017, due on October 15, 2018 – Related party	-	900,000

Total notes payable	$1,349,006	$900,000
Less: current portion	(312,905)	(900,000)

Long-term notes payable	$1,036,101	$0

On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000, amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations.

Amount
Fiscal year ending December 31:
2019	62,905
2020	11,725
2021	12,510
2022	13,348
2023	998,518
Thereafter	-
Total minimum loan payments	$1,099,006

In October of 2018 the Company executed a note in the amount of $250,000 with the holder, Roger Bloss (“Bloss”). The term of the note was for one year, bearing interest at five percent (5%) per year and was convertible into shares of the Company’s common stock at $.50 per share. In July of 2019 Bloss exercised his conversion rights and the Company issued a total of 500,000 shares and retired the note.

As part of the merger transaction (see Note 3), on December 15, 2017, the Company issued a convertible note payable in the amount of $900,000 to the members of Red Earth. The controlling partner and majority stockholder of Red Earth at the time of the transaction was Paris Balaouras, the Company’s Chief Executive Officer. The convertible note payable was due October 15, 2018. The note was convertible into shares of the Company’s common stock at the holder’s discretion at a conversion price of $0.75 per share. The note accrued interest, commencing six months from the issuance date, at a rate equal to one half of one percent (0.50%) per annum. Interest was payable on the maturity date or the conversion date. This Note was repaid in full during the year ended December 31, 2018.

Note 14 — Related Party Transactions

Between April 2018 and December 31, 2018, we engaged Desert Star Construction, LLC (“Desert Star”) to perform general contractor services at our managed facility in Amargosa Valley and our leased premises at 2310 Western Avenue. We made payments to Desert Star in excess $190,000. Ronald Sassano, a Managing Member of Red Dot is also a Manager of Desert Star.

Between March 2018 and May 2018, we made payments totaling $54,000 to Apex Operations, LLC (“Apex”) as commission payments for third party contracts for assembly of greenhouses on property owned and licensed by Acres Cultivation, LLC. Upon information and belief, Ronald Sassano and/or Michael Sassano are controlling parties with regard to Apex.

Note 15 — Subsequent Events

Purchase of Real Property

On January 18, 2019, the Company acquired 100% of the membership interests of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”), which included 260-acres of farmland in the Amargosa Valley of Nevada. In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road was the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. Pursuant to the terms of a membership interest purchase agreement (“MIPA”) executed between the Company and Farm Road in November of 2018, the Company was to acquire Farm Road for $1,000,000 on the following terms: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000.00 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125.00) dollars commencing on the March 1, 2019. The terms of the Promissory Note include a balloon payment to be made on January 17, 2022 of any then remaining principal balance and accrued interest. The MIPA further provides that FRH shall be entitled to receive a consulting fee of five per cent (5%) of the gross sales from any commercial use of the property up to a maximum of five hundred thousand ($500,000.00) dollars payable to FRH within two years of the January 18, 2019 closing date. This will be the home of our Nye County cultivation facility upon closing of our purchase of the required licenses. The Company has started construction of a state-of-the-art five-acre cultivation facility on this property which we expect to complete in the first quarter of 2020.

In April of 2019, we consummated our purchase of an approximately 50-acre, commercial trailer and RV park (the “Trailer Park”) in close proximity to our Amargosa Valley cultivation facilities. The Trailer Park can accommodate up to 90 trailers and RV’s. There presently are 17 occupied trailers in the Trailer Park, and, we are making necessary upgrades to bring additional units to the facility to provide housing for our farm personnel. We purchased the Park for a total of $600,000 in cash and $50,000 of the Company’s common stock, resulting in the issuance of 66,667 shares. The sellers hold a $250,000 note, bearing interest at 6.50% resulting in monthly payments in the amount of $2,178 (the “TP Note”). The TP Note requires additional principal reduction payments in the amount of $50,000 on or before April 5, 2020 and April 5, 2021. A final balloon payment of any and all outstanding principal and accrued interest is due and payable on or before April 5, 2022. There are no prepayment penalties should the Company elect to retire the TP Note prior to its maturity date. It is the Company’s attention to locate our hemp seed genetics lab on this property.

Material Agreements

In January of 2019, we formed Coachill-Inn, LLC (“Coachill-Inn”), a subsidiary of Alternative Hospitality to develop a proposed hotel in Desert Hot Springs, CA. From January 2019 until June 2019, we were actively engaged in negotiations with the property owner of the proposed location.

In June of 2019, Coachill-Inn executed a purchase and sale agreement with Coachill Holdings, LLC (“CHL”) to acquire a parcel of land within a 100-acre industrial cannabis park in Indigo, CA (the “Property”) to develop our first hotel project. The purchase price for the property is $5,125,000. CHL is contributing $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent ownership interest in Coachill-Inn. Alternative Hospitality has made an initial deposit of $150,000 toward the purchase of the Property and will own 51% of Coachill-Inn, when the transaction is scheduled to closes.

In April of 2019, we executed a membership interest purchase agreement (the “MIPA2”) to acquire all of the membership interests in two Nevada limited liability companies that are each the holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA2 require the Company to purchase the licenses for the total sum of $1,250,000 each, $750,000 in cash and $500,000 per license in the Company’s common stock.  The terms of the MIPA2 provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) which is due and payable on or before October 18, 2019. The Company has made non-refundable deposits totaling $550,000 and has reduced the principal of the aforementioned note to $200,000. The Company is obligated to issue approximately 1,400,000 shares of our common stock in fulfillment of our obligations in the MIPA2 and has executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earlier of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) March 10, 2020. The LT Note carries an 8% annual interest rate and there is no penalty for any prepayments of the LT Note. Additionally, the sellers shall receive, at closing, warrants to purchase up to 1,500,000 additional shares of the Company’s common stock; 1,000,000 warrants shall be exercisable for a period of three years from the closing date at an exercise price of $2.00 per share and 500,000 warrants shall be exercisable for a period of two years from the closing date at an exercise price of $1.50 per share (collectively the “MJ Warrants”). The LT Note, MJ Warrants and the common shares issued will be held in escrow until the transaction closes upon the terms of the MIPA2. The Company, upon receipt of all necessary regulatory approvals, plans to move the cultivation license from its current location to the Company’s 260-acre facility in the Amargosa Valley of Nevada and move the production license into its recently acquired leasehold in Pahrump, NV.

On August 30, 2019 the Company entered into a material definitive agreement with an Ohio limited liability company (the “Buyer”) to sell forty-nine percent (49%) of the membership interests in the Company’s wholly owned subsidiary Red Earth, LLC (“Red Earth”) for $441,000. The membership interest purchase agreement (the “MIPA3”) requires the Buyer to make an additional $3,559,000 payment to be utilized for the improvement and build-out of the Company’s Western Avenue leasehold in Las Vegas, Nevada. The payment is due within ten (10) days of the receipt by Red Earth of a special use permit (“SUP”) from the City of Las Vegas for our Western Avenue cultivation facility. The Company received the SUP on October 8, 2019. The Buyer, in conjunction with the Company, will jointly manage and operate the facility upon completion. The MIPA3 also requires the Buyer to make a final payment to the Company of $1,000,000 between 90 and 180 days after issuance of the SUP. Additionally, the Buyer has a first refusal right to fund and build a 40,000 sq. ft. greenhouse facility at the Company’s Amargosa Valley Farm the terms of which are to be negotiated in good faith upon the exercise of any rights granted in the MIPA3.

Miscellaneous

In February of this year, our largest shareholder, Red Dot, returned 20,000,000 shares of the Company’s common stock to the Company for cancellation in exchange for a payment of $20,000, which as of March 31, 2019 has been accrued as a payable by the Company, significantly reducing the number of issued and outstanding shares of the Company. Beginning in March of this year, pursuant to the filing of a Form D with the SEC, the Company offered for sale 15,000,000 of these shares at a per share price of $0.50 per share. As of September 30, 2019, we have sold 12,850,000 shares for total proceeds of $6,425,000.

Effective August 1, 2019 the Company entered into an agreement to lease an approximately 17,000 sq. ft. commercial building in Pahrump, NV. The lease is for a term of ten years at an initial monthly rent of $10,000 per month with rent increases each August 1st during the term of the lease equal to the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPI W (Urban Wage Earners and Clerical Workers) for Las Vegas, Nevada. The Company paid the property owner a security deposit in the amount of $20,000. While the Company took possession of the premises on August 1, 2019, the monthly rent commences on October 1, 2019. The Company has an option, exercisable between July 1, 2020 and July 1, 2024, to purchase the property for $1,800,000. The leasehold has previously been utilized as a fully-licensed, State of Nevada marijuana cultivation facility; and, it is the Company’s intention to move our marijuana processing into this facility upon receipt of all required regulatory approvals – anticipated in the fourth quarter of 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Paris Balaouras
Paris Balaouras
Chief Executive Officer

Date:	October 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Paris Balaouras	Chief Executive Officer and Director	October 15, 2019
Paris Balaouras	(principal executive officer)

/s/ Laurence Ruhe	Chief Financial Officer	October 15, 2019
Laurence Ruhe	(principal financial and accounting officer)

/s/ Roger J. Bloss	Director	October 15, 2019
Roger J. Bloss

Exhibits Index.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Bylaws of the Registrant (2)
3.3	Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock (6)
4.4*	Specimen Common Stock Certificate
10.1	Management Agreement (5)
10.2	Management Services Agreement (5)
10.3	Corporate Advisory Agreement (5)
10.4	Securities Purchase Agreement, Series A Convertible Preferred Stock (3)
10.5	Exclusive Distribution Agreement (4)
10.6	Stock Exchange Agreement (5)
10.7	Memorandum of Understanding (5)
10.8	Termination of Agreement and Release (5)
10.9	Employment Agreement - T. Tierney (5)
10.10*	Membership Interest Purchase Agreement
10.12	Note Secured by Deed of Trust (5)
14.1*	Code of Ethics
21.1*	Subsidiaries of the Registrant
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Periodic Report on Form 8-K as filed with the SEC on February 28, 2014.
(2)	Incorporated by reference to Registration Statement on Form S-1, filed with the SEC, Registration Statement File No. 333-167824, on June 28, 2010.
(3)	Incorporated by reference to the Registrant’s Periodic Report on Form 8-K as filed with the SEC on August 13, 2018.
(4)	Incorporated by reference to the Registrant’s Periodic Report on Form 10-Q as filed with the SEC on August 30, 2018.
(5)	Incorporated by reference to the Registrant’s Periodic Report on Form 10-Q as filed with the SEC on November 15, 2018.
(6)	Incorporated by reference to Registration Statement on Form S-1, filed with the SEC, Registration Statement File No. 333-227735, on October 5, 2018.