Form 10-Q
period 2019-03-31
MJ Holdings, Inc.
filed 2019-11-21
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-55900

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐      No    ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MJNE	OTCQB

As of November 15, 2019, there were 64,624,781 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MJ HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2019,	December 31, 2018,
	(unaudited)
ASSETS
Current assets
Cash	$969,045	$56,656
Accounts receivable	-	-
Inventory	1,746,402	1,587,852
Prepaid expense	408,772	481,216
Prepaid Inventory	150,524	337,560
Total current assets	3,274,743	2,463,284

Property and equipment, net	3,646,395	2,628,951
Intangible assets, net	300,000	300,000
Goodwill	-	-
Marketable Securities - available for sale	150,000	150,000
Deposits	193,633	138,634
Right to Use Asset	1,369,260	-

Total assets	$8,934,031	$5,680,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$730,202	$619,202
Customer Deposit	386,416	386,416
Current portion of long-term notes payable	562,010	312,905
Short-term notes payable - related party	85,000	-
Operating Lease, current portion	156,161	-
Deferred revenue	5,200	-
Total current liabilities	1,924,988	1,318,523

Non-current liabilities
Long-term notes payable, net of current portion	1,782,964	1,036,101
Operating Lease Long Term, net of current portion	1,404,348	-
Deferred Rent	-	204,026

Total non-current liabilities	3,187,312	1,240,127

Commitments and contingencies (Note 5)

Total liabilities	5,112,300	2,558,650

Commitments and contingencies	-	-

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized 2,500 shares authorized, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Series A convertible Preferred stock $1,000 slated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 50,910,382 and 70,894,146 shares issued, issuable, and outstanding at March 31, 2019 and December 31, 2018, respectively	50,910	70,894
Additional paid-in capital	10,937,758	10,921,774
Subscription receivable	1,350,000	-
Accumulated deficit	(8,516,937)	(7,870,449)
Total stockholders’ equity	3,821,731	3,122,219

Total liabilities and stockholders’ equity	$8,934,031	$5,680,869

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For three months ending
	March 31,
	2019	2018

Revenue, net	$580,228	$-

Operating expenses
Direct costs of revenue	516,007	-
General and administrative	619,666	191,764
Depreciation	92,282	-
Marketing and selling	(38,920)	9,515
Total operating expenses	1,189,034	201,279

Operating loss	(608,806)	(201,279)

Other income (expense)
Interest expense	(37,694)	(204)
Interest income	12	-
Total other income (expense)	(37,682)	(204)

Net loss before income taxes	(646,488)	(201,075)
Provision for income tax	-	-
Net loss	$(646,488)	$(201,075)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	62,685,347	62,981,679

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	2019	2018
Cash Flows from Operating Activities
Net loss	$(646,488)	$(201,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	32,211	-
Amortization of deferred rent	-	53,033
Common stock and options issued for services	16,000	1,086
Depreciation	92,282	-
Changes in operating assets and liabilities:
Inventory	(158,550)	(252,461)
Prepaid expenses and prepaid inventory	259,480	(252,461)
Deposits	(54,999)	3,750
Accounts payable and accrued liabilities	90,999	(66,132)
Deferred revenue	5,200	341,216
Deferred rent	(7,150)	341,216
Operating lease	(37,838)	341,216
Net cash used in operating activities	(408,147)	(373,044)

Cash Flows from Investing Activities
Payment for leasehold improvements	(209,726)	(22,914)
Net cash used in investing activities	(209,726)	(22,914)

Financing activities
Proceeds from notes payable	201,000	-
Repayment of notes payable	(20,032)	-
Proceeds from the issuance of common stock	1,350,000	286,501
Proceeds from the common stock to be issued	-	100,000
Repayment of convertible note due to related party	-	(900,000)
Net cash provided by (used in) financing activities	1,530,968	(513,499)

Net change in cash	912,389	(909,457)

Cash, beginning of period	56,656	2,513,863

Cash, end of period	$969,045	$1,604,406

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Return and cancellation of common stock	$20,000	$-
Right to use asset obtained in exchange for operating lease obligation	$1,598,347	$-
Financed Purchases of property and equipment	$900,000	$-

MJ Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

For three months ending March 31, 2018

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid in	Subscription	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Amount
Balance at December 31, 2017	-	-	-	400,000	62,675,407	62,675	1,704,764	-	(362,521)	1,804,918
Issuance of common stock for services	-	-	-	-	1,448	1	1,085	-	-	1,086
Issuance of common stock for stock subscriptions payable	-	-	-	100,000	382,001	383	286,118	-	-	386,501
Net loss for the period ended March 31, 2018	-	-	-	-	-	-	-	-	(201,075)	(201,075)
Balance at March 31 , 2018	-	-	-	500,000	63,058,856	63,059	1,991,967	-	(563,596)	1,991,430

MJ Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

For three months ending March 31, 2019

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at December 31, 2018	-	-	-	-	70,894,146	70,894	10,921,774	-	(7,870,449)	3,122,219
Issuance of common stock for services	-	-	-	-	16,236	16	15,984	-	-	16,000
Issuance of common stock for stock subscriptions payable	-	-	-	-	-	-	-	1,350,000	-	1,350,000
Return of common stock for cash	-	-	-	-	(20,000,000)	(20,000)	-	-	-	(20,000)
Net loss for the period ended March 31, 2019	-	-	-	-	-	-	-	-	(646,488)	(646,488)
Balance at March 31 , 2019	-	-	-	-	50,910,382	50,910	10,937,758	1,350,000	(8,516,937)	3,821,731

MJ HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

Note 1 — Nature of the Business

MJ Holdings Inc. (OTC Pink: MJNE. the “Company”, “we”, “us”) is a publicly-traded, cannabis holding company providing cultivation management, licensing support, production management and asset and infrastructure development – currently in the Las Vegas market. It is our intention to grow our business and provide a 360-degree spectrum of infrastructure (including: cultivation, production management, dispensaries and consulting services) through: the acquisition of existing companies; joint ventures with existing companies possessing complementary expertise, and/or through the development of new opportunities. (See Subsequent Events for highlights of major events subsequent to March 31, 2019)

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the consolidated financial statements not misleading have been included. The balance sheet at December 31, 2018, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that was filed with the SEC on October 16, 2019. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year or any further periods.

The unaudited Condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our significant accounting policies during the interim period ended March 31, 2019.

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $8,516,937 as of March 31, 2019. The Company incurred a net loss of $646,488 and negative cash flows from operations of $408,147 for the period ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash, and inventories. Historically, the Company has financed its operations principally through det and/or equity markets.

Note 4 — Inventory

At March 31, 2019, and December 31, 2018, inventory consisted of finished goods that amounted to $1,746,402, and $1,587,852, respectively. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of the first in first out method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Note 5 — Prepayments, Customer Deposits and Deposits

Prepaid Expenses

In February 2018, the Company began discussions with an unrelated third-party regarding designing, purchasing, and reselling greenhouses. The Company provided expertise in constructing green houses, and the other party advised that it would enter into an agreement to design, procure, and operate greenhouses. In April 2018, the third party notified the Company and the purchasers of the green houses that it could not continue with the construction of the green houses because of unrelated hardships. As of March 31, 2019, the Company had received $386,416 in deposits from the purchasers, which were recorded as customer deposits on the balance sheet, and had paid $335,083 expenses related to the design, purchase and resale of the green houses, which expenses were recorded as prepaid expenses.

Management Agreement

In April of 2018, the Company entered into a management agreement with the holder of a State of Nevada cultivation In April of 2018, the Company entered into a management agreement with the holder of a State of Nevada cultivation license (the “Licensed Operator”), so that the Company can lawfully engage in the cultivation of marijuana for sale under the laws of the State of Nevada. The term of the agreement was for eight years, pursuant to which the Licensed Operator has engaged the Company to develop, manage and operate a licensed cultivation facility on three-acres of property owned by the Licensed Operator. In January of this year the Company terminated the existing management agreement and entered into a Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement with the Licensed Operator (collectively the “Agreements”)

Upon completion of the construction of the outdoor cultivation facility, at the Company’s sole cost and expense, and receipt of the appropriate approvals from the local and state authorities, the Company began cultivating marijuana in August of 2018. Pursuant to the terms of the Agreement, the Company agreed to generate sales of at least $2,000,000 per year from product cultivated from the outdoor cultivation facility. The Licensed Operator may terminate the agreement, in accordance with the terms of the Agreements, if the Company does not generate at least $2,000,000 in annual revenues. The Company may cure a breach of this provision by paying 10% of the revenue shortfall to the Licensed Operator. Pursuant to the Agreements, the Licensed Operator will: (i) retain 15% of the net revenues generated from product cultivated from the outdoor cultivation facility and (ii) pay 85% of the net revenues to the Company. Upon execution of the initial management agreement, the Company paid $300,000 to the Licensed Operator as consideration for the opportunity to construct and manage the outdoor cultivation facility on the Licensed Operator’s property. In exchange for the initial consideration, the Licensed Operator agreed not to retain 15% of the first $2 million of net revenues generated from the outdoor cultivation facility. In addition, once the outdoor facility began cultivating in August of 2018, the Company became obligated to pay the Licensed Operator $7,000 per month for compliance, security, and other administrative costs incurred by the Licensed Operator during the term of the Agreements. The Company recorded the $300,000 paid to the Licensed Operator as prepaid expenses. The balance of the prepaid expenses as of March 31, 2019 is $68,689.

In order to develop and manage the three-acre outdoor facility, the Company, in March of 2018, entered into a management services agreement with a Nevada limited liability company (the “Manager”) to provide operational oversight and cultivation management for the Company’s three-acre outdoor cultivation facility. The term of the agreement was for three years. The Manager was entitled to receive compensation equal to twelve percent of the gross yield sales from each harvest with six percent payable in the form of cash and six percent payable in the form of the Company’s common stock.  In May of 2019 the Company and the Manager agreed to terminate the existing management agreement. The Company agreed to pay to the Manager total compensation equaling $318,000 upon termination of the management agreement in the form of $159,000 in cash and shares of the Company’s common stock with a value $159,000.

Deposits

As of March 31, 2019, the Company had a total of $193,633 on deposit. These consist of rent deposits and deposit on contractual obligations.

Note 6 — Property and equipment

Property and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Leasehold Improvements	$63,816	$17,535
Machinery and Equipment	924,496	919,782
Building and Land	2,500,000	1,500,000
Furniture and Fixtures	374,327	314,890
Total property and equipment	3,862,639	17,535

Less: Accumulated depreciation	(216,244)	(123,256)
Property and equipment, net	$3,646,395	$2,628,951

Depreciation expense for the three months ending March 31, 2019 and 2018 was $92,282 and $0, respectively.

Note 7 — Intangible Assets

In October 2016, Red Earth, LLC (“Red Earth”) a subsidiary for the Company, entered into an Asset Purchase and Sale Agreement with the owner of a provisional Medical Marijuana Establishment Registration Certificate (the “Provisional Grow License”) issued by the state of Nevada for the cultivation of medical marijuana for $300,000. To initiate the purchase and transfer the Provisional Grow License, the Company paid a $25,000 deposit to the seller in October 2016. In February 2017, an investor advanced the Company $350,000 to fund the purchase of the Provisional Grow License.

In April 2018, the State of Nevada finalized and approved the transfer of the provisional cultivation license to Red Earth. In July 2018, we completed the first phase of construction on this facility and we received a City of Las Vegas Business License to operate a marijuana cultivation facility. In August 2019, we entered into a membership interest purchase agreement to sell forty-nine (49%) percent of Red Earth to an unrelated third party (See Note 14  Subsequent Events for further description of the transaction) We expect to obtain final approvals towards perfecting the cultivation license from the State of Nevada and City of Las Vegas regulatory authorities by the end of the first quarter of 2020, but we can provide no assurances on the receipt and/or timing of the final approvals.

Note 8 — Marketable Securities – available for sale

On August 13, 2018, the Company entered into a Stock Exchange Agreement with Healthier Choices Management Corp. (HCMC) to acquire 1,500,000,000 shares of Healthier Choices’ common stock in exchange for 85,714 shares of Healthier Choices common stock. The value of the stock exchanged by each party on the date of exchange was $150,000. This represents a less than 5% ownership interest for each company in the others’ Company; and, the shares issued are restricted. The Company recorded the 85,714 shares of HCMC common stock as an available for sale security and intends to mark the value to market each reporting period based on the current market value of its held shares in Healthier Choices. As of the transaction date, the price as quoted on the OTC Markets for Healthier Choices common stock was $0.0001 per share.

Note 9 — Notes Payable

Notes payable as of March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018

Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023 originally $1,100,000	$1,094,974	$1,099,006
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022	750,000	-
Note payable bearing interest at 5.00%, originated October 17, 2018, due on October 16, 2019	250,000	250,000
Note payable bearing interest at 0.0%, originated February 14, 2019, due on August 16, 2019	100,000	-
Note payable - “related party” bearing interest at 0.0%, originated February 1, 2019, due on July 31, 2019	85,000	-
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020	150,000	-
Total notes payable	$2,429,974	$1,349,006
Less: current portion	(647,010)	(312,905)

Long-term notes payable	$1,782,964	$1,036,101

On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC, a Wyoming limited liability company. The note pays interest of 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable.

On February 14, 2019, the Company executed a short-term promissory note for $100,000 with Stran & Company. The note bears no interest during the first 90 days. Thereafter, interest shall accrue on the unpaid principal balance at a fixed rate of 0.5% per month. The note was paid in full on April 1, 2019.

On February 01, 2019 per agreement the Company executed a short-term promissory note for $101,000 with Roll On LLC., who is a related party. The note bears no interest. The balance as of March 31, 2019 is $85,000. The note was paid in full on April 1, 2019.

On January 17, 2019 the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC. The note bears an interest rate of 9.0% per annum and is due and payable in full plus accrued interest on January 16, 2020.

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases a production / warehouse facility under a non-cancelable operating lease that expire in June 2027. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of March 31, 2019, are as follows:

Amount
Fiscal year ending December 31:
2019	$230,640
2020	230,640
2021	230,640
2022	230,755
2023	230,986
Thereafter	812,328
Less payments made first quarter 2019	57,660
Total minimum lease payments	$1,908,329

Rental expense is accounted for on the straight-line method. Rent expense, incurred pursuant to operating leases for the three months ended March 31, 2019 and 2018, was $62,585 and $53,033 respectively.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. I addition to the estimated loss, the liability includes probable and estimable legal cost associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company business. There is no pending litigation involving the Company at this time.

Note 11 — Preferred Stock

Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares outstanding as of March 31, 2019.

Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, no shares outstanding as of March 31, 2019.

Note 12 — Common Stock

During the three months ended March 31, 2019, the Company issued 16,236 shares of Company’s common stock in exchange for professional services valued at $16,000.

During the three months ended March 31, 2019, the Company had received back from a shareholder 20,000,000 shares of Company’s common stock in exchange for $20,000.

During the three months ended March 31, 2019, the Company received cash proceeds related to stock subscriptions payable of $1,350,000. Subsequent to the period end, the Company issued 2,700,000 shares of common stock in full satisfaction of the subscription payable.

Note 13 — Warrants and Options

Warrants

Prior to the Reverse Merger, the Company had issued warrants to acquire 166,665 shares of common stock as compensation for consulting services. The warrants expire between July 2019 and October 2019 and have exercise prices in excess of $2.50 per share. As of the date of this filing all outstanding warrants have expired. A summary of the warrants issued, exercised and expired are below:

		Weighted
		Avg.
		Exercise
	Shares	Price
Balance at December 31, 2018	166,665	$5.88
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2019	166,665	$5.88

Stock Options

In July 2018, the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to the Company and its subsidiaries. The Advisory Agreement granted to the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at an exercise price of $1.20. The options have a term of three years. A summary of the options issued, exercised and expired are below:

		Weighted
		Avg.
		Exercise
	Shares	Price
Balance at December 31, 2018	10,000	$1.20
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2019	10,000	$1.20

Note 14 — Subsequent Events

The following material events occurred subsequent to the quarter ended March 31, 2019

In April of 2019, we consummated our purchase of an approximately 50-acre, commercial trailer and RV park (the “Trailer Park”) in close proximity to our Amargosa Valley cultivation facilities. The Trailer Park can accommodate up to 90 trailers and RV’s. There presently are 17 occupied trailers in the Trailer Park, and, we are making necessary upgrades to bring additional units to the facility to provide housing for our farm personnel. We purchased the Park for a total of $600,000 in cash and $50,000 of the Company’s common stock, resulting in the issuance of 66,667 shares. The sellers hold a $250,000 note, bearing interest at 6.50% resulting in monthly payments in the amount of $2,178 (the “TP Note”). The TP Note requires additional principal reduction payments in the amount of $50,000 on or before March 31, 2020 and March 31, 2021. A final balloon payment of any and all outstanding principal and accrued interest is due and payable on or before March 31, 2022. There are no prepayment penalties should the Company elect to retire the TP Note prior to its maturity date.

In April of 2019, we executed a membership interest purchase agreement (the “MIPA2”) to acquire all of the membership interests in two Nevada limited liability companies that are each a holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA2 require the Company to purchase the licenses for the total sum of $1,250,000 each, $750,000 in cash and $500,000 per license in the Company’s common stock.  The terms of the MIPA2 provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) which, together with accrued interest, is due and payable on or before December 18, 2019. The Company has made non-refundable deposits totaling $550,000 and has reduced the principal of the aforementioned note to $200,000. The Company is obligated to issue approximately 1,400,000 shares of our common stock in fulfillment of our obligations in the MIPA2 and has executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earlier of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) March 10, 2020. The LT Note carries an 8% annual interest rate and there is no penalty for any prepayments of the LT Note. Additionally, the sellers shall receive, at closing, warrants to purchase up to 1,500,000 additional shares of the Company’s common stock; 1,000,000 warrants shall be exercisable for a period of three years from the closing date at an exercise price of $2.00 per share and 500,000 warrants shall be exercisable for a period of two years from the closing date at an exercise price of $1.50 per share (collectively the “MJ Warrants”). The LT Note, MJ Warrants and the common shares issued will be held in escrow until the transaction closes upon the terms of the MIPA2. The Company, upon receipt of all necessary regulatory approvals, plans to move the cultivation license from its current location to the Company’s 260-acre facility in the Amargosa Valley of Nevada and move the production license into its recently acquired leasehold in Pahrump, NV.

On May 31, 2019, our Treasurer and Chief Financial Officer, John R. Wheeler resigned and was immediately replaced by Laurence Ruhe. Mr. Wheeler is to receive a total of 250,000 shares of the Company’s $.001 par value common stock (the “Stock”) for all past services provided to the Company. The initial 125,000 shares of Stock were issued to Mr. Wheeler on July 9, 2019. On August 1, 2019 the Company issued to Mr. Wheeler 20,834 shares of Stock and the remaining 104,166 shares of Stock shall be issued on or before June 30, 2020.

On June 1, 2019, we entered in an employment agreement with Mr. Laurence Ruhe. Mr. Ruhe shall serve a two-year term, effective June 1, 2019, pursuant to a written employment agreement (the “Ruhe Employment Agreement”) with annual base compensation of $100,000 plus 46,296 shares of Stock value at $25,000 pursuant to the terms of the Ruhe Employment Agreement to vest in twelve equal monthly installments of 3,858 shares commencing on July 1, 2019. Mr. Ruhe’s compensation will be reviewed annually and may be adjusted as determined by the Company’s Compensation Committee or Board. Additionally, Mr. Ruhe shall be entitled to receive an annual discretionary bonus as determined by the Board.

In June of 2019, Coachill-Inn, LLC, a subsidiary of Alternative Hospitality, Inc. (collectively “AHI”) executed a purchase and sale agreement with Coachill Holdings, LLC (“CHL”) to acquire a parcel of land located within a 100-acre industrial cannabis park near Desert Hot Springs, CA (the “Property”) to develop AHI’s first hotel project. The purchase price for the property is $5,125,000. CHL is contributing $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent ownership interest in Coachill-Inn, LLC. Alternative Hospitality has made an initial deposit of $150,000 toward the purchase of the Property and will own 51% of Coachill-Inn, when the transaction closes. The transaction is expected to close in the fourth quarter of 2019.

On July 15, 2019 our Board of Directors appointed Richard S. Groberg to be the President of the Company. Mr. Groberg replaces Paris Balaouras, who was interim President from January 1, 2019 until July 15, 2019. Mr. Balaouras will continue in his role as the Company’s CEO and Chairman of the Board. Mr. Groberg shall initially serve a three-year term effective July 15, 2019 pursuant to a written employment agreement (the “RSG Employment Agreement”) with an annual base compensation of $180,000, of which $5,000 per month shall be deferred until January 15, 2020 or such earlier date pursuant to the terms of the RSG Employment Agreement and then shall be payable in cash or shares of the Company’s common stock (the “Stock”). The Employment Agreement provides for a restricted stock award of 400,000 shares of the Company’s Stock to vest: 25% six months after the effective date of the Employment Agreement; 25% on the first anniversary after the effective date of the Employment Agreement, 25% on the second anniversary after the effective date of the Employment Agreement and 25% on the third anniversary after the effective date of the Employment Agreement.

Effective August 1, 2019 we entered into an agreement to lease an approximately 17,000 sq. ft. commercial building in Pahrump, NV. The lease is for a term of ten years at an initial monthly rent of $10,000 per month with rent increases each August 1st during the term of the lease equal to the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPI W (Urban Wage Earners and Clerical Workers) for Las Vegas, Nevada. The Company paid the property owner a security deposit in the amount of $20,000. While the Company took possession of the premises on August 1, 2019 the monthly rent did not commence until October 1, 2019. The Company has an option, exercisable between July 1, 2020 and July 1, 2024, to purchase the property for $1,800,000. The leasehold has previously been utilized as a fully-licensed, State of Nevada approved marijuana cultivation facility; and, it is the Company’s intention to move our marijuana processing license into this facility upon receipt of all required regulatory approvals – anticipated in the first quarter of 2020.

On August 28, 2019 we entered into a material definitive agreement with an Ohio limited liability company (the “Buyer”) to sell forty-nine percent (49%) of the membership interests in the Company’s wholly owned subsidiary Red Earth for $441,000. The membership interest purchase agreement (the “MIPA3”) requires the Buyer to make an additional $3,559,000 payment into an execution fund (the “Fund”) to be utilized for the improvement and build-out of the Company’s Western Avenue leasehold in Las Vegas, Nevada. The payment was due within ten (10) business days of the receipt by Red Earth of a special use permit (“SUP”) from the City of Las Vegas for our Western Avenue facility. The Company received notice on October 21, 2019 that the SUP was granted. As of the date of this filing the Buyer has established the Fund. The Buyer, in conjunction with the Company, will jointly manage and operate the facility upon completion. The MIPA3 also requires the Buyer to make a final payment to the Company of $1,000,000 between 90 and 180 days after issuance of the SUP. Additionally, the Buyer has a first refusal right to fund and build a 40,000 sq. ft. greenhouse facility at the Company’s Amargosa Valley Farm the terms of which are to be negotiated in good faith upon the exercise of any rights granted to the Buyer in the MIPA3.

The Company made the following issuances subsequent to March 31, 2019:

	Shares	Fair Value	Average Price per Share

Common stock issued for services	508,781	$244,392	$0.48
Purchase of property and equipment	66,666	53,999	0.81
Membership interest purchase in recreational, cultivation and production certificates	1,429,798	643,409	0.45
Common stock issued for stock subscriptions payable	13,423,823	6,498,920	0.48

Total	15,429,068	$7,440,721	$0.48

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

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

The Company’s assets and operations have expanded significantly over the past year; and, the Company has raised more than $6,000,000 from the sale of common stock returned to the Company by our largest shareholder during the first quarter of 2019. The funds are being utilized to facilitate expansion of our cultivation footprint, the acquisition of a marijuana production license and additional cultivation license and the purchase other supporting assets.

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

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Three Acre Facility”) in the Amargosa Valley of Nevada. We have the contractual right to cultivate marijuana on this property until 2026, for which we receive eighty-five percent (85%) of the net revenues realized from our management of this facility.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. This property, on which we intend to utilize a state-of-the-art cultivation system for growing, an additional five acres of marijuana in 2020, is contiguous to the property that we manage in Amargosa. The land also has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community that can supply necessary housing for our farm employees. After our 2018 harvest, we came to realize that we would need to find a more efficient method of housing and bringing our cultivation team to our facilities. In April of 2019, we consummated the purchase of the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock (see further description of this transaction hereinbelow).

●	a definitive agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019 we executed a membership interest purchase agreement to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, the holders of a State of Nevada provisional cultivation license and provisional production license, respectively (see further description of this transaction hereinbelow). We expect to consummate this transaction in the fourth quarter of 2019 after receipt of all necessary regulatory approvals.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through our subsidiary, Red Earth, LLC, we hold Medical Marijuana Establishment Registration Certificate, Application No. C012. In cooperation with our joint venture partners, Element NV, LLC we expect to invest more than $3,500,000.00 in the build-out of this 17,000+ square foot state-of-the-art facility, which should be fully operational in the second quarter of 2020 (see hereinbelow for additional information). We presently have approximately eight years remaining on our lease on this building with two additional five-year options, as well as an option to purchase the property for $2,607,880.

●	exploration of cannabis-related opportunities in the European Union, with a particular focus on Greece - In December of 2018 we established MJ International Research Company, Ltd., headquartered in Dublin, Ireland. We have established two wholly owned subsidiaries in Greece, Gioura International Single Member Private Company for the acquisition of land and MJ Holdings International Single Member S.A. for the required licenses.

●	a wellness hotel concept (the “Alternative Hospitality”). In November of 2018 the Company formed Alternative Hospitality, Inc., a joint venture with a successful hotel operator, is developing hotel properties with a focus on the wellness aspects of cannabis and cannabis related products.

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

Our Business

We commenced cultivation activities on our three-acre managed cultivation facility in August of 2018, harvesting more than 5400 pounds of marijuana through December of 2018. As of the date of this filing we have commenced our 2019 harvest of approximately 5,000 marijuana plants with expected yield of more than 4,000 pounds of marijuana flower and trim. It is our intention to grow our business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation and production management, and consulting services in the regulated cannabis industry.

Through Red Earth, we hold a provisional State of Nevada issued cannabis cultivation license, and through HDGLV, we hold a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which we expect will be home to our indoor cultivation facility.

The Company currently operates through the following entities:

MJ Holdings, Inc.	This entity, the Parent, serves as a holding company for all the operating businesses/assets.

Alternative Hospitality. Inc	Alternative Hospitality is a Nevada corporation formed in November of 2018. MJ Holdings owns fifty-one percent (51%) of the company and the remaining forty-nine percent (49%) is owned by TVK, LLC, an unrelated third-party, is a Florida limited liability company. Mr. Roger Bloss, a member of the Board of Directors of MJ Holdings, Inc., is a managing member of TVK, LLC.

Farm Road, LLC	Farm Road, LLC, is a Wyoming limited liability company that owns 260 acres of farmland in Amargosa, NV. The Company acquired all the membership interests of Farm Road in January of 2019.

Icon Management, LLC	Icon is a wholly owned subsidiary of the Company that provides Human Resource Management (“HR”) services to MJ Holdings. Icon is responsible for all payroll activities and administration employee benefit plans and programs.

HDGLV, LLC	HDGLV is a wholly owned subsidiary of Red Earth, LLC and is the holder of a triple net lease on a commercial building in Las Vegas, Nevada which is being developed to house our indoor grow facility.

Condo Highrise Management, LLC	Condo Highrise Management is a wholly owned subsidiary of the Company that manages the Company owned THC Park in Amargosa, Nevada.

MJ International Research Company Limited	MJ International is a wholly owned subsidiary of the Company that is headquartered in Dublin, Ireland. MJ International is the sole shareholder of MJ Holdings International Single Member S.A. and Gioura International Single Member Private Company, both Greek entities.

Prescott Management, LLC	Prescott Management is a wholly owned subsidiary of the Company that provides day-to-day management and operational oversight to the Company’s operating subsidiaries.

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

Red Earth Holdings, LLC	It is anticipated that this recently formed (June 2019) subsidiary of the Company will eventually be the holder of the Company’s primary cannabis license assets. As of the date of this report Red Earth Holdings has no operations and holds no assets.

As of the date of the filing of this 10-Q we have dissolved the following non-operating subsidiaries: Campus Production Studios, LLC; One Source CBD, LLC; Q-Brands, LLC; Unique Sales Management, LLC.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended March 31, 2019.

Please see our Annual Report on Form 10-K for the year ended December 31, 2018 filed on October 16, 2019, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Our revenue was $580,228 for the three months ended March 31, 2019, compared to $0 for the three months ended March 31, 2018. Revenue, by class, is as follows:

	For the three months ended
Revenues:	March 31,
	2019	2018
Rental income	$1,950	$-
Sale of products	578,278	-
Total	$580,228	$-

The revenues from the sale of product is derived from our Agreement with the Licensed Operator. The rental income is from the THC Park.

Operating Expenses

Direct costs of revenues were $516,007 and $0 for the three months ended March 31, 2019 and 2018, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
Direct costs of revenue:	March 31,
	2019	2018
Rental income	$-	$-
Sale of products	516,007	-
Total	$516,007	$-

The direct costs of revenue of $516,007 is attributable to: labor, compliance testing and others related expenses – all of which are directly related to the sale of marijuana pursuant to our Agreements with the Licensed Operator.

General and administrative

For the three months ended March 31, 2019, our general and administrative expenses were $619,665 compared to $191,764 for the three months ended March 31, 2018, resulting in an increase of $427,901. The increases were largely attributable to expanding employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the three months ended March 31, 2019, our other income/(expense) were ($37,682) compared to $204 for the three months ended March 31, 2018, resulting in an increase of $37,886 The increases were largely attributable to: interest expense on loans related for the corporate office and the farm.

Net Loss

Net loss attributable to common shareholders was $646,488 for the three months ended March 31, 2019, compared to net loss of $201,075 for the three months ended March 31, 2018. The increase in net loss for the three months ended March 31, 2019 as compared to the same period in 2018 is largely attributable to employee related expenses and professional fees.

Liquidity and Capital Resources

As of March 31, 2019, the Company had $969,045 in cash. We used cash in operations of $408,147 for the three, months ended March 31, 2019, compared to cash used in operations of $120,583 for the three months ended March 31, 2018. The positive cash flow from three months ended March 31, 2019 was attributable to financing activities.

We used cash in investing activities of $210,432 and $22,914 for the three months ended March 31, 2019 and 2018, respectively

We had cash provided by (used in) financing activities of $1,530,968 and (513,499) for the three months ended March 31, 2019 and 2018, respectively of which $1,350,000 was from the proceeds of the sale of common stock subscriptions compared to $386,501 for the same period in 2018.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

We do not consider our business to be seasonal.

Commitments and Contingencies

We are subject to the legal proceedings described in “Part II, Item 1. Legal Proceedings” of this report. There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2019 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. I addition to the estimated loss, the liability includes probable and estimable legal cost associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company business. There is no pending litigation involving the Company at this time.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit

10.1	Membership Interest Purchase Agreement dated October 1, 2018 (1)

10.2 *	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019

31.1 *	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 *	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 *	Section 1350 Certification of Chief Executive Officer

32.2 *	Section 1350 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith
**	Furnished herewith (not filed).

(1)	Incorporated by reference to the Registrant’s periodic report on Form 10-K as filed with the SEC on October 16, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

Dated: November 21, 2019	By:	/s/ Paris Balaouras
Paris Balaouras
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Laurence Ruhe
Chief Financial Officer (Principal Accounting Officer)