Form 10-Q
period 2019-06-30
MJ Holdings, Inc.
filed 2019-12-13
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of December 11, 2019, there were 64,624,781 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED June 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MJ HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets
Cash	$2,471,888	$56,656
Accounts receivable	2,590	-
Inventory	1,746,402	1,587,852
Prepaid expense	695,812	481,216
Other receivable	150,000	-
Prepaid inventory	150,524	337,560
Total current assets	5,217,216	2,463,284

Property and equipment, net	4,471,788	2,628,951
Intangible assets	300,000	300,000
Marketable securities - available for sale	150,000	150,000
Deposits	517,433	138,634
Right of use asset	1,336,574	-

Total assets	$11,993,011	$5,680,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$749,684	$619,202
Customer deposit	386,416	386,416
Short term convertible note payable, related party	250,000	-
Current portion of long-term notes payable	122,740	312,905
Short-term notes payable	150,000	-
Operating lease obligation, short term	158,121	-
Deferred revenue	3,250	-

Total current liabilities	1,820,211	1,318,523

Non-current liabilities
Long-term notes payable, net of discount, net of current portion	1,967,712	1,036,101
Operating lease obligation, net of current portion	1,364,075	-
Deferred rent	-	204,026

Total non-current liabilities	3,331,787	1,240,127

Total liabilities	5,151,998	2,558,650

Stockholders’ equity

Preferred stock, $0.001 par value, 5,000,000 shares authorized 2,500 shares authorized, 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 52,367,049 and 70,894,146 shares issued, issuable, and outstanding at June 30, 2019 and December 31, 2018, respectively	52,366	70,894
Additional paid-in capital	11,681,301	10,921,774
Subscription receivable	5,205,000	-
Accumulated deficit	(10,091,318)	(7,870,449)
Total MJ Holdings, Inc. stockholders’ equity	6,847,349	3,122,219
Non-controlling interest	(6,336)	-
Total stockholders’ equity	6,841,013	3,122,219
Total liabilities and stockholders’ equity	$11,993,011	$5,680,869

See accompanying notes to unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ending		For the six months ending
	June 30,		June 30,
	2019	2018	2019	2018

Revenue, net	$198,842	$-	$779,070	$-

Operating expenses
Direct costs of revenue	23,488	-	539,495	-
General and administrative	1,621,761	419,233	2,241,426	610,998
Depreciation	61,075	-	153,357	-
Marketing and selling	35,078	174,741	(3,842)	184,256
Total operating expenses	1,741,402	593,974	2,930,436	795,254

Operating loss	(1,542,560)	(593,974)	(2,151,366)	(795,254)

Other income (expense)
Interest expense	(38,816)	(161)	(76,510)	(365)
Interest income	659	-	671	-
Total other income (expense)	(38,157)	(161)	(75,839)	(365)

Provision for income taxes	-	-	-	-

Net loss before non-controlling interest	(1,580,717)	(593,813)	(2,227,205)	(794,889)

Loss attributable to non-controlling interest	6,336	-	6,336	-

Net loss attributable to common stockholders	$(1,574,381)	$(593,813)	$(2,220,869)	$(794,889)

Net loss attributable to common stockholders per share - basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	51,274,448	63,159,497	56,948,376	63,071,079

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30,

	2019	2018
Cash Flows from Operating Activities
Net loss	$(2,227,205)	$(794,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	64,897	-
Amortization of deferred rent	(7,150)	105,315
Common stock and options issued for services	15,999	4,836
Depreciation	153,357	-
Changes in operating assets and liabilities:
Accounts receivable	(1,949)	-
Interest receivable	(641)	-
Inventory	(158,550)	-
Prepaid expenses and prepaid inventory	(27,560)	(629,663)
Deposits	(378,799)	3,750
Accounts payable and accrued liabilities	110,482	(66,132)
Customer deposits	-	386,416
Deferred revenue	3,250	-
Operating lease liability	(76,151)
Net cash used in operating activities	(2,530,020)	(990,367)

Cash Flows from Investing Activities
Purchases of property and equipment	(796,194)	(360,701)
Issuance of note receivable	(150,000)	-
Net cash used in investing activities	(946,194)	(360,701)

Financing activities
Proceeds from notes payable	201,000	-
Repayment of notes payable	(209,554)	-
Proceeds from the issuance of common stock	695,000	471,501
Proceeds from subscription payable	5,205,000	200,000
Payment of debt issuance costs	-	-
Repayment of convertible note due to related party	-	(900,000)
Net cash provided by (used in) financing activities	5,891,446	(228,499)

Net change in cash	2,415,232	(1,579,567)

Cash, beginning of period	56,656	2,513,863

Cash, end of period	$2,471,888	$934,296

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing activities:
Return and cancellation of common stock	$20,000	$-
Right to use asset obtained in exchange for operating lease obligation	$1,598,347	$-
Common stock and debt issued for asset acquisition	$300,000	$-
Financing purchases of property and equipment	$900,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

For the six months ending June 30, 2018

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at December 31, 2017	-	-	-	400,000	62,675,407	62,675	1,704,764	-	(362,521)	1,804,918
Issuance of common stock for services	-	-	-	-	1,448	1	1,085	-	-	1,086
Issuance of common stock for stock subscriptions payable	-	-	-	100,000	382,001	383	286,118	-	-	386,501
Net loss for the period ended March 31, 2018	-	-	-	-	-	-	-	-	(201,075)	(201,075)
Balance at March 31, 2018	-	-	-	500,000	63,058,856	63,059	1,991,967	-	(563,596)	1,991,430
Issuance of common stock for stock subscriptions payable	-	-	-	100,000	418,332	418	313,332	(125,000)	-	288,750
Net loss for the period ended June 30, 2018	-	-	-	-	-	-	-	-	(593,814)	(593,814)
Balance at June 30, 2018	-	-	-	600,000	63,477,188	63,477	2,305,299	(125,000)	(1,157,410)	1,686,366

MJ HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

For the six months ending June 30, 2019

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at December 31, 2018	-	-	-	-	70,894,146	70,894	10,921,774	-		(7,870,449)	3,122,219
Issuance of common stock for services	-	-	-	-	16,236	16	15,984	-		-	16,000
Issuance of common stock for stock subscriptions payable	-	-	-	-	-	-	-	1,350,000		-	1,350,000
Return of common stock for cash	-	-	-	-	(20,000,000)	(20,000)	-	-		-	(20,000)
Net loss for the period ended March 31, 2019	-	-	-	-	-	-	-	-		(646,488)	(646,488)
Balance at March 31, 2019	-	-	-	-	50,910,382	50,910	10,937,758	1,350,000	-	(8,516,937)	3,821,731
Issuance of common stock for purchase of property and equipment	-	-	-	-	66,667	66	49,933	-		-	49,999
Common stock for cash and subscriptions	-	-	-	-	1,390,000	1,390	693,610	3,855,000		-	4,550,000
Net loss for the period ended June 30, 2019	-	-	-	-	-	-	-	-	(6,336)	(1,574,381)	(1,580,717)
Balance at June 30, 2019	-	-	-	-	52,367,049	52,366	11,681,301	5,205,000	(6,336)	(10,091,318)	6,841,013

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Nature of the Business

MJ Holdings Inc. (OTC Pink: MJNE. the “Company”, “we”, “us”) is a publicly-traded, cannabis holding company providing cultivation management, licensing support, production management and asset and infrastructure development – currently concentrating on the Las Vegas market. It is our intention to grow our business and provide a 360-degree spectrum of infrastructure (including: cultivation, production management, dispensaries and consulting services) through: the acquisition of existing companies; joint ventures with existing companies possessing complementary expertise, and/or through the development of new opportunities. (See Note 14 - Subsequent Events for highlights of major events subsequent to June 30, 2019).

Note 2 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements do not include all of the information and footnotes required for audited annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make consolidated financial statements not misleading have been included. The balance sheet at December 31, 2018, has been derived from the Company’s audited consolidated financial statements as of that date.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that was filed with the SEC on October 16, 2019. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year or any future periods.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our significant accounting policies during the interim period ended June 30, 2019.

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $10,091,318 as of June 30, 2019. The Company incurred a net loss of $2,220,869 and negative cash flows from operations of $2,530,020 for the period ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash, and inventories. Historically, the Company has financed its operations principally through det and/or equity markets.

Note 4 — Inventory

At June 30, 2019, and December 31, 2018, inventory consisted of finished goods that amounted to $1,746,402. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of the first in first out method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

Note 5 — Prepayments, Customer Deposits and Deposits

Prepaid Expenses

In February 2018, the Company began discussions with an unrelated third-party regarding designing, purchasing, and reselling greenhouses. The Company provided expertise in constructing greenhouses, and the other party advised that it would enter into an agreement to design, procure, and operate greenhouses. In April 2018, the third party notified the Company and the purchasers of the greenhouses that it could not continue with the construction of the greenhouses because of unrelated hardships. As of June 30, 2019, the Company had received $386,416 in deposits from the purchasers, which were recorded as customer deposits on the balance sheet, and had paid $335,083 expenses related to the design, purchase and resale of the green- houses, which expenses were recorded as prepaid expenses.

Management Agreement

In April of 2018, the Company entered into a management agreement with the holder of a State of Nevada cultivation license (the “Licensed Operator”), so that the Company can lawfully engage in the cultivation of marijuana for sale under the laws of the State of Nevada. The term of the agreement was for eight years, pursuant to which the Licensed Operator has engaged the Company to develop, manage and operate a licensed cultivation facility on three-acres of property owned by the Licensed Operator. In January of this year the Company terminated the existing management agreement and entered into a Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement with the Licensed Operator (collectively the “Agreements”).

Upon completion of the construction of the outdoor cultivation facility, at the Company’s sole cost and expense, and receipt of the appropriate approvals from the local and state authorities, the Company began cultivating marijuana in August of 2018. Pursuant to the terms of the Agreement, the Company agreed to generate sales of at least $2,000,000 per year from product cultivated from the outdoor cultivation facility. The Licensed Operator may terminate the agreement, in accordance with the terms of the Agreements, if the Company does not generate at least $2,000,000 in annual revenues. The Company may cure a breach of this provision by paying 10% of the revenue shortfall to the Licensed Operator. Pursuant to the Agreements, the Licensed Operator will: (i) retain 15% of the net revenues generated from product cultivated from the outdoor cultivation facility and (ii) pay 85% of the net revenues to the Company. Upon execution of the initial management agreement, the Company paid $300,000 to the Licensed Operator as consideration for the opportunity to construct and manage the outdoor cultivation facility on the Licensed Operator’s property. In exchange for the initial consideration, the Licensed Operator agreed not to retain 15% of the first $2 million of net revenues generated from the outdoor cultivation facility. In addition, once the outdoor facility began cultivating in August of 2018, the Company became obligated to pay the Licensed Operator $7,000 per month for compliance, security, and other administrative costs incurred by the Licensed Operator during the term of the Agreements. The Company recorded the $300,000 paid to the Licensed Operator as prepaid expenses. The balance of the prepaid expenses as of June 30, 2019 is $68,689.

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

Deposits

As of June 30, 2019, the Company had a total of $517,433 on deposit. These consist of deposits on contractual obligations.

Note 6 — Property and Equipment

Property and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Leasehold Improvements	$154,478	$17,535
Machinery and Equipment	1,044,496	919,782
Building and Land	3,100,000	1,500,000
Furniture and Fixtures	450,133	314,890
Total property and equipment	4,749,107	2,752,207
Less: Accumulated depreciation	(277,319)	(123,256)
Property and equipment, net	$4,471,788	$2,628,951

Depreciation expense for the six months ending June 30, 2019 and 2018 was $153,357 and $0, respectively.

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

In April 2018, the State of Nevada finalized and approved the transfer of the provisional cultivation license to Red Earth. In July 2018, we completed the first phase of construction on this facility and we received a City of Las Vegas Conditional Business License (the “Conditional License”) to operate a marijuana cultivation facility in a portion of our Western Avenue leasehold. In August of 2019, we entered into a membership interest purchase agreement to sell forty-nine (49%) percent of Red Earth to an unrelated third party (See Note 14- Subsequent Events for further description of the transaction). We expect to obtain final approvals towards perfecting the cultivation license from the State of Nevada and City of Las Vegas regulatory authorities by the end of the second quarter of 2020, but we can provide no assurances on the receipt and/or timing of the final approvals. As of the date of this filing we have not commenced operations pursuant to the terms and requirements of the Conditional License.

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

Note 9 — Notes Payable

Notes payable as of June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019	December 31, 2018

Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023 originally $1,100,000	$1,092,936	$1,099,006
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022	750,000	-
Convertible note payable – related party bearing interest at 5.00%, originated October 17, 2018, due on October 16, 2019	250,000	250,000
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020	150,000	-
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022 originally $250,000	247,516	-
Total notes payable	$2,490,452	$1,349,006
Less: current portion	(522,740)	(312,905)
Long-term notes payable	$1,967,712	$1,036,101

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

On February 01, 2019 per agreement the Company executed a short-term promissory note for $101,000 with Roll On, LLC, who is a related party. The note bears no interest. The balance as of March 31, 2019 is $85,000. The note was paid in full on April 1, 2019.

On January 17, 2019 the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC. The note bears an interest rate of 9.0% per annum and is due and payable in full plus accrued interest on January 16, 2020.

On April 1, 2019 the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note bears an interest rate of 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable.

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases a production / warehouse facility under a non-cancelable operating lease that expire in June 2027. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of June 30, 2019, are as follows:

Amount
Fiscal year ending December 31:
2019	$230,640
2020	230,640
2021	230,640
2022	230,755
2023	230,986
Thereafter	812,328
Less payments made thru second quarter 2019	115,320
Total minimum lease payments	$1,850,669

Rental expense is accounted for on the straight-line method. Rent expense, incurred pursuant to operating leases for the six months ended June 30, 2019 and 2018, was $209,967 and $105,316 respectively.

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

Note 11 — Preferred Stock

Preferred stock, par value $0.001, 5,000,000 shares authorized, 0 shares outstanding as of June 30, 2019.

Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares outstanding as of June 30, 2019.

Note 12 — Common Stock

During the six months ended June 30, 2019, the Company issued 16,236 shares of Company’s common stock in exchange for professional services valued at $16,000.

During the six months ended June 30, 2019, the Company had received back from a shareholder 20,000,000 shares of Company’s common stock in exchange for $20,000.

During the six months ended June 30, 2019, the Company received cash proceeds related to stock subscriptions payable of $5,205,000. Subsequent to the period end, the Company will issue 10,410,000 shares of common stock in full satisfaction of the subscription payable.

Note 13 — Warrants and Options

Warrants

In June of 2019, in conjunction with the Company’s offering under Rule 506 of Regulation D of the Securities Act (the “Offering”) the Company granted warrants to each participant in the Offering upon the following terms and conditions: a) each participant has the right to acquire additional shares of the Company’s Common Stock equal to ten (10%) of the shares purchased in the offering (the “Warrants”); b) one-half of the Warrants granted to each participant have an exercise price of $0.65 and the other one-half have an exercise price of $1.00; c) the Warrants shall be exercisable between June 5, 2019, the date of grant and June 4, 2021 the date of expiration of the Warrants.

Prior to the Reverse Merger, the Company had issued warrants to acquire 166,665 shares of common stock as compensation for consulting services. These warrants expire between July 2019 and October 2019 and have exercise prices in excess of $2.50 per share. A summary of the warrants issued, exercised and expired are below:

		Weighted
		Avg.
		Exercise
	Shares	Price
Balance at December 31, 2018	166,665	$5.88
Issued	-	-
Exercised	-	-
Expired	-	-
Balance at March 31, 2019	166,665	$5.88
Issued	1,233,000	0.83
Exercised	-	-
Expired	-	-
Balance at June 30, 2019	1,399,665	$1.42

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

Weighted
Avg.
Exercise
	Shares	Price
Balance at December 31, 2018	10,000	$1.20
Issued	-	-
Exercised	-	-
Expired	-	-
Balance at March 31, 2019	10,000	$1.20
Issued	-	-
Exercised	-	-
Expired	-	-
Balance at June 30, 2019	10,000	$1.20

Note 14 — Subsequent Events

The following material events occurred subsequent to the quarter ended June 30, 2019:

In April of 2019, we executed a membership interest purchase agreement (the “MIPA2”) to acquire all of the membership interests in two Nevada limited liability companies that are each a holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA2 require the Company to purchase the licenses for the total sum of $1,250,000 each, $750,000 in cash and $500,000 per license in the Company’s common stock.  The terms of the MIPA2 provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) which, together with accrued interest, is due and payable on or before December 18, 2019. The Company has made non-refundable deposits totaling $550,000 and has reduced the principal of the aforementioned note to $200,000. The Company is obligated to issue approximately 1,400,000 shares of our common stock in fulfillment of our obligations in the MIPA2 and has executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earlier of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) March 10, 2020. The LT Note carries an 8% annual interest rate and there is no penalty for any prepayments of the LT Note. Additionally, the sellers shall receive, at closing, warrants to purchase up to 1,500,000 additional shares of the Company’s common stock; 1,000,000 warrants shall be exercisable for a period of three years from the closing date at an exercise price of $2.00 per share and 500,000 warrants shall be exercisable for a period of two years from the closing date at an exercise price of $1.50 per share (collectively the “MJ Warrants”). The LT Note, MJ Warrants and the common shares issued will be held in escrow until the transaction closes upon the terms of the MIPA2. On November 21, 2019 the Company received an SUP from the Nye County Nevada Board of Commissioners to operate a Marijuana processing facility at our leasehold in Pahrump, NV, subsequently on November 25, 2019 we also received an SUP to operate a cultivation facility at our Pahrump location. Upon receipt of all necessary regulatory approvals, we plan to move the cultivation license to the Company’s 260-acre facility in the Amargosa Valley of Nevada and move the production license into our recently Pahrump, NV facility.

In June of 2019, Coachill-Inn, LLC, a subsidiary of Alternative Hospitality, Inc. (collectively “AHI”) executed a purchase and sale agreement with Coachill Holdings, LLC (“CHL”) to acquire a parcel of land located within a 100-acre industrial cannabis park near Desert Hot Springs, CA (the “Property”) to develop AHI’s first hotel project. The purchase price for the property is $5,125,000. CHL is contributing $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent ownership interest in Coachill-Inn, LLC. AHI has made an initial non-refundable deposit of $150,000 toward the purchase of the Property and will make an additional $1,975,000 in equity contribution at closing own and thereby 51% of Coachill-Inn, when the transaction closes. The transaction is expected to close in the first quarter of 2020.

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

Effective August 1, 2019 we entered into an agreement to lease an approximately 17,000 sq. ft. commercial building in Pahrump, NV. The lease is for a term of ten years at an initial monthly rent of $10,000 per month with rent increases each August 1st during the term of the lease equal to the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPI W (Urban Wage Earners and Clerical Workers) for Las Vegas, Nevada. The Company paid the property owner a security deposit in the amount of $20,000. While the Company took possession of the premises on August 1, 2019, the monthly rent did not commence until October 1, 2019. The Company has an option, exercisable between July 1, 2020 and July 1, 2024, to purchase the property for $1,800,000. The leasehold has previously been utilized as a fully-licensed, State of Nevada approved marijuana cultivation facility; and, it is the Company’s intention to move our marijuana processing license into this facility upon receipt of all required regulatory approvals – anticipated in the first quarter of 2020.

On August 28, 2019 we entered into a material definitive agreement with an Ohio limited liability company (the “Buyer”) to sell forty-nine percent (49%) of the membership interests in the Company’s wholly owned subsidiary Red Earth for $441,000. The membership interest purchase agreement (the “MIPA3”) requires the Buyer to make an additional $3,559,000 payment into a execution fund (the “Fund”) to be utilized for the improvement and build-out of the Company’s Western Avenue leasehold in Las Vegas, Nevada. The payment was due within ten (10) business days of the receipt by Red Earth of a special use permit (“SUP”) from the City of Las Vegas for our Western Avenue facility. The Company received notice on October 21, 2019 that the SUP was granted. As of the date of this filing the Buyer has established the Fund. The Buyer, in conjunction with the Company, will jointly manage and operate the facility upon completion. The MIPA3 also requires the Buyer to make a final payment to the Company of $1,000,000 between 90 and 180 days after issuance of the SUP. Additionally, the Buyer has a first refusal right to fund and build a 40,000 sq. ft. greenhouse facility at the Company’s Amargosa Valley Farm the terms of which are to be negotiated in good faith upon the exercise of any rights granted to the Buyer in the MIPA3.

The Company made the following issuances subsequent to June 30, 2019:

	Shares	Fair Value	Average Price per Share

Common stock issued for services	508,781	$244,392	$0.48
Membership interest purchase in recreational, cultivation and production certificates	1,429,798	697,409	0.45
Common stock issued for stock subscriptions payable	12,033,823	5,734,420	0.48

Total	13,972,4021	$6,622,221	$0.47

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

Company Background

MJ Holdings Inc. (OTC Pink: MJNE) is a highly-diversified, publicly-traded, cannabis holding company providing cultivation management, licensing support, production management, asset and infrastructure development – currently concentrating on the Las Vegas market. It is our intention to grow our business and provide a 360-degree spectrum of infrastructure (including: cultivation, production management, dispensaries and consulting services) through: the acquisition of existing companies; joint ventures with existing companies possessing complementary expertise, and/or through the development of new opportunities. We intend to “prove the concept” profitably in the rapidly expanding Las Vegas market and then use that anticipated success as a template for replicating the concept in other developing states through a combination of strategic partnerships, acquisitions and opening new operations.

The Company’s assets and operations have expanded significantly over the past year; and, the Company has raised more than $5,900,000 as of June 30, 2019 from the sale of common stock returned to the Company by our largest shareholder during the first quarter of 2019. The funds are being utilized to facilitate expansion of our cultivation footprint, the acquisition of a marijuana production license and additional cultivation license and the purchase other supporting assets.

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

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Three Acre Facility”) in the Amargosa Valley of Nevada. We have the contractual right to cultivate marijuana on this property until 2026, for which we receive eighty-five percent (85%) of the net revenues realized from our management of this facility.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. This property, on which we intend to utilize a state-of-the-art cultivation system for growing, an additional five acres of marijuana in 2020, is contiguous to the property that we manage in Amargosa. The land also has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) that can supply necessary housing for our farm employees. After our 2018 harvest, we came to realize that we would need to find a more efficient method of housing and bringing our cultivation team to our facilities. In April of 2019, we consummated the purchase of the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock (see further description of this transaction hereinbelow).

●	a definitive agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019 we executed a membership interest purchase agreement to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, the holders of a State of Nevada provisional cultivation license and provisional production license, respectively. The State of Nevada has placed a moratorium on the transfer of all licenses within the state, we do not know when this moratorium will be lifted. We are in negotiations with the Seller to enter into a management and operating agreement to allow us to utilize and benefit from these licenses. We have named two additional managers to the two LLC’s, both of whom are senior executives of the Company.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through our subsidiary, Red Earth, LLC, we hold Medical Marijuana Establishment Registration Certificate, Application No. C012. In cooperation with our joint venture partners, Element NV, LLC we expect to invest more than $3,500,000.00 in the build-out of this 17,000+ square foot state-of-the-art facility, which should be fully operational in the second quarter of 2020 (see hereinbelow for additional information). We presently have approximately eight years remaining on our lease on this building with two additional five-year options, as well as an option to purchase the property for $2,607,880.

●	exploration of cannabis-related opportunities in the European Union, with a particular focus on Greece - In December of 2018 we established MJ International Research Company, Ltd., headquartered in Dublin, Ireland. We have established two wholly owned subsidiaries in Greece, Gioura International Single Member Private Company for the acquisition of land and MJ Holdings International Single Member S.A. for the required licenses.

●	a wellness hotel concept (the “Alternative Hospitality”). In November of 2018 the Company formed Alternative Hospitality, Inc., a joint venture with a successful hotel operator, is developing hotel properties with a focus on the wellness aspects of cannabis and cannabis related products.

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

Red Earth, LLC

Red Earth, established in 2016, was a wholly owned subsidiary of the Company from December 15, 2017 until August 28, 2019 when we sold a forty-nine percent (49%) interest in Red Earth to Element NV, LLC, an unrelated third party. Red Earth’s assets consist of: (i) a cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada and (ii) all of the outstanding membership interests in HDGLV, which holds a triple net leasehold interest in a 17,298 square-foot building in Las Vegas, Nevada, which we expect to operate as an indoor marijuana cultivation facility. We expect to complete construction of this facility in the second quarter of 2020.

In April 2018, the State of Nevada finalized and approved the transfer of the provisional cultivation license from Acres Medical, LLC, an unrelated third-party, to Red Earth. In July 2018, we completed the first phase of construction on this facility and we received a City of Las Vegas Business License to operate a marijuana cultivation facility. We expect to obtain final approvals towards perfecting the cultivation license from the State of Nevada regulatory authorities in the second quarter of 2020, but we can provide no assurances on the receipt and/or timing of the final approvals.

Red Earth Holdings, LLC	It is anticipated that this recently formed (June 2019) subsidiary of the Company will eventually be the holder of the Company’s primary cannabis license assets. As of the date of this report Red Earth Holdings has no operations and holds no assets.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended June 30, 2019.

Please see our Annual Report on Form 10-K for the year ended December 31, 2018 filed on October 16, 2019, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

Our revenue was $198,842 for the three months ended June 30, 2019, compared to $0 for the three months ended June 30, 2018. Revenue, by class, is as follows:

	For the three months ended
	June 30,
Revenues:	2019	2018
Rental income	$32,850	$-
Sale of products	165,992	-
Total	$198,842	$-

The revenues from the sale of product is derived from our Agreement with the Licensed Operator. The majority of rental income is from THC Park.

Operating Expenses

Direct costs of revenues were $23,488 and $0 for the three months ended June 2019 and 2018, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
	June 30,
Direct costs of revenue:	2019	2018
Rental income	$-	$-
Sale of products	23,488	-
Total	$23,488	$-

The direct costs of revenue of $23,488 is attributable to labor, compliance testing and other related expenses – all of which are directly related to the sale of marijuana pursuant to our Agreements with the Licensed Operator.

General and administrative

For the three months ended June 30, 2019, our general and administrative expenses were $1,621,761 compared to $419,233 for the three months ended June 30, 2018, resulting in an increase of $1,202,528. The increases were largely attributable to expanding employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the three months ended June 30, 2019, our other income/(expense) were ($38,157) compared to $161 for the three months ended June 30, 2018, resulting in an decrease of $38,318 The decreases were largely attributable to: interest expense on loans related for the corporate office and the farm.

Net Loss

Net loss attributable to common shareholders was $1,574,381 for the three months ended June 30, 2019, compared to net loss of $593,813 for the three months ended June 30, 2018. The increase in net loss for the three months ended June 30, 2019 as compared to the same period in 2018 is largely attributable to employee related expenses and professional fees.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

Our revenue was $779,070 for the six months ended June 30, 2019, compared to $0 for the six months ended June 30, 2018. Revenue, by class, is as follows:

	For the six months ended
	June 30,
Revenues:	2019	2018
Rental income	$34,800	$-
Sale of products	744,270	-
Total	$779,070	$-

The revenues from the sale of product is derived from our Agreement with the Licensed Operator. The majority of rental income is from THC Park.

Operating Expenses

Direct costs of revenues were $539,495 and $0 for the six months ended June 2019 and 2018, respectively. Direct costs of revenues, by class, is as follows:

	For the six months ended
	June 30,
Direct costs of revenue:	2019	2018
Rental income	$-	$-
Sale of products	539,495	-
Total	$539,495	$-

The direct costs of revenue of $539,495 is attributable to labor, compliance testing and other related expenses – all of which are directly related to the sale of marijuana pursuant to our Agreements with the Licensed Operator.

General and administrative

For the six months ended June 30, 2019, our general and administrative expenses were $2,241,426 compared to $610,998 for the six months ended June 30, 2018, resulting in an increase of $1,630,428. The increases were largely attributable to expanding employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the six months ended June 30, 2019, our other income/(expense) were ($75,839) compared to $365 for the six months ended June 30, 2018, resulting in a decrease of $76,204. The decreases were largely attributable to interest expense on loans related for the corporate office and the farm.

Net Loss.

Net loss attributable to common shareholders was $2,220,869 for the six months ended June 30, 2019, compared to net loss of $794,889 for the six months ended June 30, 2018. The increase in net loss for the six months ended June 30, 2019 as compared to the same period in 2018 is largely attributable to employee related expenses and professional fees.

Liquidity and Capital Resources

As of June 30, 2019, the Company had $2,471,888 in cash. We used cash in operations of $2,530,020 for the six months ended June 30, 2019, compared to cash used in operations of $990,367 for the six months ended June 30, 2018. The positive cash flow from six months ended June 30, 2019 was attributable to financing activities.

We used cash in investing activities of $946,194 and $360,701 for the six months ended June 30, 2019 and 2018, respectively

We had cash provided by (used in) financing activities of $5,891,446 and ($228,499) for the six months ended June 30, 2019 and 2018, respectively of which $5,900,000 was from the proceeds of the sale of common stock subscriptions compared to $671,501 for the same period in 2018.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended June 30, 2019 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the calendar quarter ended June 30, 2019, we offered and sold 66,667 shares of Common Stock to two unaffiliated third parties as compensation in regard to the acquisition of THC Park. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

On April 5, 2019, we offered and sold 388,000 shares of Common Stock at $0.50 per share to two unrelated accredited individuals for gross proceeds of approximately $194,000. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

On April 8, 2019, we offered and sold approximately 2,000,000 shares of Common Stock at $0.50 per share to an unrelated accredited individual for gross proceeds of approximately $1,000,000. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

On April 17, 2019 we offered and sold 102,000 shares of Common Stock at $0.50 per share to two unrelated accredited individuals for gross proceeds of approximately $51,000. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

On June 26, 2019 we offered and sold approximately 580,000 shares of Common Stock at $0.50 per share to six unrelated third-party accredited individuals for gross proceeds of approximately $290,000. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1*	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs

10.2*	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc.

10.3*	Purchase and Sale Agreement between Coachill-Inn, LLC and Coachillin Holdings, LLC

10.4	Employment Agreement between MJ Holdings, Inc. and Richard Groberg (1)

32.1*	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer

32.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer

32.3*	Section 1350 Certification of Chief Executive Officer

32.4*	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

(1)	Incorporated by reference to the Registrant’s periodic report on Form 8-K as filed with the SEC on July 18, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

Dated: December 12, 2019	By:	/s/ Paris Balaouras
Paris Balaouras
Chief Executive Officer (Principal Executive Officer)

Dated: December 12, 2019	By:	/s/ Laurence Ruhe
Chief Financial Officer (Principal Accounting Officer)