Form 10-Q
period 2019-09-30
MJ Holdings, Inc.
filed 2020-01-08
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of January 8, 2020, there were 65,436,449 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED September 30, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MJ HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$504,677	$56,656
Accounts receivable	22,451	-
Inventory	1,746,402	1,587,852
Prepaid expense	549,539	481,216
Other receivable	150,000	-
Prepaid inventory	150,524	337,560
Marketable securities - available for sale	150,000	150,000
Cost method investment	250,000	-
Total current assets	3,523,593	2,613,284

Property and equipment, net	4,678,133	2,628,951
Intangible assets	300,000	300,000
Deposits	1,030,875	138,634
Right to use asset	1,303,408	-

Total assets	$10,836,009	$5,680,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$752,102	$619,202
Customer deposit	441,000	386,416
Current portion of long-term notes payable	127,926	312,905
Short-term notes payable	100,000	-
Operating lease obligation, short term	160,106	-
Deferred revenue	1,300	-

Total current liabilities	1,582,434	1,318,523

Non-current liabilities
Long-term notes payable, net of discount, net of current portion	1,956,887	1,036,101
Operating lease obligation, net of current portion	1,323,297	-
Deferred rent	-	204,026
Other non-current liabilities	-	-

Total non-current liabilities	3,280,184	1,240,127

Total liabilities	4,862,618	2,558,650

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized 2,500 shares authorized, 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 64,624,780 and 70,894,146 shares issued, issuable, and outstanding at September 30, 2019 and December 31, 2018, respectively	64,624	70,894
Additional paid-in capital	17,807,899	10,921,774
Subscription receivable	260,000	-
Common stock issuable	29	-
Accumulated deficit	(12,131,325)	(7,870,449)
Total stockholders’ equity	6,001,227	3,122,219
Non-controlling interest	(27,836)	-
Total stockholders’ equity	5,973,391	3,122,219
Total liabilities and stockholders’ equity	$10,836,009	$5,680,869

See accompanying notes to unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ending		For the nine months ending
	September 30,		September 30,
	2019	2018	2019	2018
Revenue, net	$418,528	$-	$1,197,598	$-

Operating expenses
Direct costs of revenue	346,367	-	885,862	-
General and administrative	1,970,751	987,258	4,212,177	1,598,256
Depreciation	104,477	-	257,834	-
Marketing and selling	34,285	63,808	30,443	248,064
Total operating expenses	2,455,880	1,051,066	5,386,316	1,846,320

Operating loss	(2,037,352)	(1,051,066)	(4,188,718)	(1,846,320)

Other income (expense)
Interest expense	(29,485)	-	(105,995)	-
Interest income	5,330	145	6,001	510
Total other income (expense)	(24,155)	145	(99,994)	510

Provision for income taxes	-	-	-	-

Net Loss	(2,061,507)	(1,050,921)	(4,288,712)	(1,845,810)

Deem dividend related to beneficial conversion feature	-	(2,500,000)	-	(2,500,000)

Net loss before non-controlling interest	(2,061,507)	(3,550,921)	(4,288,712)	(4,345,810)

Loss attributable to non-controlling interest	21,500	-	27,836	-

Net loss attributable to common stockholders	$(2,040,007)	$(3,550,921)	$(4,260,876)	$(4,345,810)

Net loss attributable to common stockholders per share - basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	59,003,090	63,746,119	57,640,807	63,298,565

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

Unaudited

	For the nine months ending September 30, 2019	For the nine months ending September 30, 2018
Cash Flows from Operating Activities
Net loss	$(4,288,712)	$(1,845,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	98,063	-
Amortization of deferred rent	-	99,188
Common stock and options issued for services	675,604	106,728
Depreciation	257,834	-
Changes in operating assets and labilities:
Accounts receivable	(22,451)	-
Inventory	(158,550)	-
Prepaid expenses and prepaid inventory	118,713	(2,734,583)
Deposits	(892,241)	(91,250)
Accounts payable and accrued liabilities	122,180	85,177
Customer deposits	54,584	386,416
Deferred revenue	1,300	-
Deferred rent	(7,150)	-
Operating lease liability	(114,944)	-
Net cash used in operating activities	(4,155,770)	(3,994,134)

Cash Flows from Investing Activities
Payment for leasehold improvements	(1,107,016)	(1,229,675)
Issuance of note receivable	(150,000)	-
Purchase of cost method investment	(250,000)	-
Net cash used in investing activities	(1,507,016)	(1,229,675)

Financing activities
Proceeds from notes payable	201,000	-
Repayment of notes payable	(265,193)	-
Proceeds from the issuance of preferred stock	-	2,500,000
Proceeds from the issuance of common stock	5,915,000	2,523,998
Proceeds from common stock to be issued	260,000	-
Repayment of convertible note due to related party	-	(900,000)
Net cash provided by (used in) financing activities	6,110,807	4,123,998

Net change in cash	448,021	(1,099,811)

Cash, beginning of period	56,656	2,513,863

Cash, end of period	$504,677	$1,414,052

Supplemental disclosure of cash flow information:
Interest paid	$83,362.00	$-
Income taxes paid	$-	$-

Non-cash investing activities:
Return and cancellation of common stock	$20,000	$-
Common stock issued to acquire available for sale securities	$-	$150,000.00
Right to use asset obtained in exchange for operating lease obligation	$1,598,347	$-
Common stock and debt issued for asset acquisition	$300,000	$-
Financing purchases of property and equipment	$900,000	$-
Conversion of debt and interest for common stock	$259,280	$-

See accompanying notes to unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

For Nine Months Ending September 30, 2018

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Amount
Balance at December 31, 2017	-	-	-	400,000	62,675,407	62,675	1,704,764	-	(362,521)	1,804,918
Issuance of common stock for services	-	-	-	-	1,448	1	1,085	-	-	1,086
Issuance of common stock for stock subscriptions payable	-	-	-	100,000	382,001	383	286,118	-	-	386,501
Net loss for the period ended March 31, 2018	-	-	-	-	-	-	-	-	(201,075)	(201,075)
Balance at March 31, 2018	-	-	-	500,000	63,058,856	63,059	1,991,967	-	(563,596)	1,991,430
Issuance of common stock for stock subscriptions payable	-	-	-	100,000	418,332	418	313,332	(125,000)	-	288,750
Net loss for the period ended June 30, 2018	-	-	-	-	-	-	-	-	(593,814)	(593,814)
Balance at June 30, 2018	-	-	-	600,000	63,477,188	63,477	2,305,299	(125,000)	(1,157,410)	1,686,366
Issuance of preferred stock for cash	2,500	3	-	-	-	-	2,499,997	-	-	2,500,000
Issuance of common stock for stock subscriptions payable	-	-	-	(600,000)	3,820,292	3,820	5,672,568	(472,000)	-	4,604,388
Deemed dividend related to beneficial conversion future of preferred stock	-	-	-	-	-	-	-	-	(2,500,000)	(2,500,000)
Net loss for the period ended September 30, 2018	-	-	-	-	-	-	-	-	(1,050,921)	(1,050,921)
Balance at September 30, 2018	2,500	3	-	-	67,297,480	67,297	10,477,864	(597,000)	(4,708,331)	5,239,833

MJ HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

For Nine Months Ending September 30, 2019

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid in	Subscriptions	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at December 31, 2018	-	-	-	-	70,894,146	70,894	10,921,774	-	-	(7,870,449)	3,122,219
Issuance of common stock for services	-	-	-	-	16,236	16	15,984	-	-	-	16,000
Issuance of common stock for stock subscriptions payable	-	-	-	-	-	-	-	1,350,000	-	-	1,350,000
Return of common stock for cash	-	-	-	-	(20,000,000)	(20,000)	-	-	-	-	(20,000)
Net loss for the period ended March 31, 2019	-	-	-	-	-	-	-	-	-	(646,488)	(646,488)
Balance at March 31 , 2019	-	-	-	-	50,910,382	50,910	10,937,758	1,350,000	-	(8,516,937)	3,821,731
Issuance of common stock for purchase of property and equipment	-	-	-	-	66,667	66	49,933	-	-	-	49,999
Issuance of common stock for stock subscriptions payable	-	-	-	-	1,390,000	1,390	693,610	3,855,000	-	-	4,550,000
Net loss for the period ended June 30, 2019	-	-	-	-	-	-	-	-	(6,336)	(1,574,381)	(1,580,717)
Balance at June 30, 2019	-	-	-	-	52,367,049	52,366	11,681,301	5,205,000	(6,336)	(10,091,318)	6,841,013
Issuance of common stock for services	-	-	10,417	10	1,317,731	1,318	658,277	-	-	-	659,605
Issuance of common stock for stock subscriptions payable	-	-	-	-	10,440,000	10,440	5,209,560	(4,945,000)	-	-	275,000
Issuance of common stock for conversion of debt and interest	-	-	18,562	19	500,000	500	258,761	-	-	-	259,280
Net loss for the period ended September 30, 2019	-	-	-	-	-	-	-	-	(21,500)	(2,040,007)	(2,061,507)
Balance at September 30, 2019	-	-	28,979	29	64,624,780	64,624	17,807,899	260,000	(27,836)	(12,131,325)	5,973,391

See accompanying notes to unaudited consolidated financial statements.

MJ HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Nature of the Business

MJ Holdings Inc. (OTC Pink: MJNE. the “Company”, “we”, “us”) is a publicly-traded, cannabis holding company providing cultivation management, licensing support, production management and asset and infrastructure development – currently concentrating on the Las Vegas market. It is our intention to grow our business and provide a 360-degree spectrum of infrastructure (including: cultivation, production management, dispensaries and consulting services) through: the acquisition of existing companies; joint ventures with existing companies possessing complementary expertise, and/or through the development of new opportunities. (See Note 14 - Subsequent Events for highlights of major events subsequent to September 30, 2019).

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

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, that was filed with the SEC on October 16, 2019. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year or any future periods.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

The significant accounting policies followed by the Company for interim reporting are consistent with those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There were no material changes to our significant accounting policies during the interim period ended September 30, 2019.

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $12,131,325 as of September 30, 2019. The Company incurred a net loss of $4,288,712 and negative cash flows from operating activities of $4,155,770 for the period ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash, and inventories. Historically, the Company has financed its operations principally through debt and/or equity markets.

Note 4 — Inventory

At September 30, 2019 and December 31, 2018, inventory consisted of finished goods that amounted to $1,746,402. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of the first in first out method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off.

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

Upon completion of the construction of the outdoor cultivation facility, at the Company’s sole cost and expense, and receipt of the appropriate approvals from local and state authorities, the Company began cultivating marijuana in August of 2018. Pursuant to the terms of the Agreement, the Company agreed to generate sales of at least $2,000,000 per year from product cultivated from the outdoor cultivation facility. The Licensed Operator may terminate the agreement, in accordance with the terms of the Agreements, if the Company does not generate at least $2,000,000 in annual revenues. The Company may cure a breach of this provision by paying 10% of the revenue shortfall to the Licensed Operator. Pursuant to the Agreements, the Licensed Operator will: (i) retain 15% of the net revenues generated from product cultivated from the outdoor cultivation facility and (ii) pay 85% of the net revenues to the Company. Upon execution of the initial management agreement, the Company paid $300,000 to the Licensed Operator as consideration for the opportunity to construct and manage the outdoor cultivation facility on the Licensed Operator’s property. In exchange for the initial consideration, the Licensed Operator agreed not to retain 15% of the first $2 million of net revenues generated from the outdoor cultivation facility. In addition, once the outdoor facility began cultivating in August of 2018, the Company became obligated to pay the Licensed Operator $7,000 per month for compliance, security, and other administrative costs incurred by the Licensed Operator during the term of the Agreements. The Company recorded the $300,000 paid to the Licensed Operator as prepaid expenses. The balance of the prepaid expenses as of September 30, 2019 is $68,689.

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

Deposits

As of September 30, 2019, the Company had a total of $1,030,875 on deposit. These consist of deposits on contractual obligations.

Note 6 — Property and Equipment

Property and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Leasehold Improvements	$323,350	$17,535
Machinery and Equipment	1,052,204	919,782
Building and Land	3,150,000	1,500,000
Furniture and Fixtures	534,375	314,890
Total property and equipment	5,059,928	2,752,207
Less: Accumulated depreciation	(381,795)	(123,256)
Property and equipment, net	$4,678,133	$2,628,951

Depreciation expense for the nine months ending September 30, 2019 and 2018 was $257,834 and $3, respectively.

Note 7 — Intangible Assets

In October 2016, Red Earth, LLC (“Red Earth”) a subsidiary of the Company, entered into an Asset Purchase and Sale Agreement with the owner of a provisional Medical Marijuana Establishment Registration Certificate (the “Provisional Grow License”) issued by the state of Nevada for the cultivation of medical marijuana for $300,000. To initiate the purchase and transfer the Provisional Grow License, the Company paid a $25,000 deposit to the seller in October 2016. In February 2017, an investor advanced the Company $350,000 to fund the purchase of the Provisional Grow License.

In April 2018, the State of Nevada finalized and approved the transfer of the provisional cultivation license to Red Earth. In July 2018, we completed the first phase of construction on this facility and we received a City of Las Vegas Conditional Business License (the “Conditional License”) to operate a marijuana cultivation facility in a portion of our Western Avenue leasehold. In August of 2019, we entered into a membership interest purchase agreement to sell forty-nine (49%) percent of Red Earth to an unrelated third party. We expect to obtain final approvals towards perfecting the cultivation license from the State of Nevada and City of Las Vegas regulatory authorities by the end of the third quarter of 2020, but we can provide no assurances on the receipt and/or timing of the final approvals. As of the date of this filing we have not commenced operations pursuant to the terms and requirements of the Conditional License.

Note 8 — Investments

Marketable Securities – Available for Sale

On August 13, 2018, the Company entered into a Stock Exchange Agreement with Healthier Choices Management Corp. (HCMC) to acquire 1,500,000,000 shares of Healthier Choices’ common stock in exchange for 85,714 shares of MJ Holdings Inc. common stock. The Company entered into this transaction to bolster the strategic relationship between the Company and HCMC. The value of the stock exchanged by each party on the date of exchange was $150,000. This represents a less than 5% ownership interest for each company in the others’ Company. The shares issued in each entity were restricted pursuant to Rule 144 of the Securities Act of 1933, as of the date of filing of this periodic report the shares are eligible to have the restrictive legend removed. The Company recorded the 1,500,000,000 shares of HCMC common stock as an available for sale security and intends to mark the value to market each reporting period based on the current market value of its held shares in Healthier Choices. As of the transaction date, the price as quoted on the OTC Markets for Healthier Choices common stock was $0.0001 per share.

Cost Method Investments

On July 3, 2019, we executed an agreement effective June 25, 2019 with Innovation Labs, Ltd. (“ILL”) and Innovation Shares, LLC, (“ISL”) both Delaware entities to acquire 238,096 Series Post Seed Preferred Stock Shares in ILL and 238,096 Post Seed Preferred Units in ISL for a total sum of $250,000, collectively representing an approximate two and ½ percent (2.5%) ownership interest in the two entities. ILL developed and operates the Innovation Labs Cannabis Index (NYSEARCA: THCX) (www.thcxindex.com). The Company believes that this investment will allow us to more closely monitor market developments concerning cannabis and upon future federal regulatory changes may allow MJNE to become part of the THCX portfolio.

Note 9 — Notes Payable

Notes payable as of September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019	December 31, 2018
Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023 originally $1,100,000	$1,090,854	$1,099,006
Convertible note payable – related party bearing interest at 5.00%, originated October 17, 2018, due on October 16, 2019	-	250,000
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022	750,000	-
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020 originally $150,000	100,000	-
Note payable related party bearing interest at 0.0%, originated February 1, 2019, due on July 31, 2019	-	-
Note payable bearing interest at 0.0%, originated February 14, 2019, due on August 16, 2019	-	-
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022 originally $250,000	243,959	-
Total notes payable	$2,184,813	$1,349,006
Less: current portion	(227,926)	(312,905)
Long-term notes payable	$1,956,887	$1,036,101

On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000, amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations. Principal payments made in 2019 is $8,152

On October 17, 2018, the Company executed a convertible promissory note for $250,000 with Roger Bloss, a related party. The note pays interest of 5.0% per annum at maturity. On July 15, 2019 the note was converted to common stocks.

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

On January 17, 2019, the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC. The note bears an interest rate of 9.0% per annum and is due and payable in full plus accrued interest on January 16, 2020.

On February 1, 2019 per agreement the Company executed a short-term promissory note for $101,000 with Roll On, LLC, who is a related party. The note bears no interest. The balance as of March 31, 2019 was $85,000. The note was paid in full on April 1, 2019.

On February 14, 2019, the Company executed a short-term promissory note for $100,000 with Stran & Company. The note bears no interest during the first 90 days. Thereafter, interest shall accrue on the unpaid principal balance at a fixed rate of 0.5% per month. The note was paid in full on April 1, 2019.

On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note bears an interest rate of 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable.

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases a production / warehouse facility under a non-cancelable operating lease that expire in June 2027. Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2019, are as follows:

Amount
Fiscal year ending December 31:
2019	$230,640
2020	230,640
2021	230,640
2022	230,755
2023	230,986
Thereafter	812,328
Less payments made thru third quarter 2019	172,980
Total minimum lease payments	$1,793,009

Rental expense is accounted for on the straight-line method. Rent expense, incurred pursuant to operating leases for the nine months ended September 30, 2019 and 2018, was $323,754 and $99,188 respectively.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. I addition to the estimated loss, the liability includes probable and estimable legal cost associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company business. There is no pending litigation involving the Company at this time.

Note 11 — Preferred Stock

Preferred stock, par value $0.001, 5,000,000 shares authorized, 0 shares outstanding as of September 30, 2019.

Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares outstanding as of September 30, 2019.

Note 12 — Common Stock

During the nine months ended September 30, 2019, the Company issued 1,333,967 shares of Company’s common stock in exchange for professional services valued at $675,604.

During the nine months ended September 30, 2019, the Company had received back from a shareholder 20,000,000 shares of Company’s common stock in exchange for $20,000.

During the nine months ended September 30, 2019, the Company received cash proceeds related to stock subscriptions payable of $260,000. Subsequent to the period end, the Company will issue 520,000 shares of common stock in full satisfaction of the subscription payable.

Note 13 — Warrants and Options

Warrants

In June of 2019, in conjunction with the Company’s offering under Rule 506 of Regulation D of the Securities Act (the “Offering”), the Company granted warrants to each participant in the Offering upon the following terms and conditions: (a) each participant has the right to acquire additional shares of the Company’s Common Stock equal to ten (10%) of the shares purchased in the offering (the “Warrants”); (b) one-half of the Warrants granted to each participant have an exercise price of $0.65 and the other one-half have an exercise price of $1.00, and (c) the Warrants shall be exercisable between June 5, 2019, the date of grant and June 4, 2021 the date of expiration of the Warrants.

Prior to the Reverse Merger, the Company had issued warrants to acquire 166,665 shares of common stock as compensation for consulting services. These warrants expire between July 2019 and October 2019 and have exercise prices in excess of $2.50 per share. A summary of the warrants issued, exercised and expired are below:

		Weighted
		Avg.
		Exercise
	Shares	Price
Balance at December 31, 2018	166,665	$5.88
Issued	-	-
Exercised	-	-
Expired	-	-
Balance at March 31, 2019	166,665	$5.88
Issued	1,233,000	0.83
Exercised	-	-
Expired	-	-
Balance at June 30, 2019	1,399,665	$1.42
Issued	-	-
Exercised	-	-
Expired	133,332	6.70
Balance at September 30, 2019	1,266,333	$0.87

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

Weighted
Avg.
Exercise
	Shares	Price
Balance at December 31, 2018	10,000	$1.20
Issued	-	-
Exercised	-	-
Expired	-	-
Balance at March 31, 2019	10,000	$1.20
Issued	-	-
Exercised	-	-
Expired	-	-
Balance at June 30, 2019	10,000	$1.20
Issued	-	-
Exercised	-	-
Expired	-	-
Balance at September 30, 2019	10,000	$1.20

Note 14 — Subsequent Events

The following material events occurred subsequent to the quarter ended September 30, 2019:

In April of 2019, we executed a membership interest purchase agreement (the “MIPA2”) to acquire all of the membership interests in two Nevada limited liability companies that are each a holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA2 require the Company to purchase the licenses for the total sum of $1,250,000 each, $750,000 in cash and $500,000 per license in the Company’s common stock.  The Sellers, in exchange for a 4.99% ownership interest retention in each license have agreed to waive $45,000 in accrued interest and extend the term of both the short term note and long term note pursuant to the MIPA2. The terms of the MIPA2 provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) which, together with accrued interest, is due and payable on or before April 18, 2020, extended from October 18, 2019. The Company has made non-refundable deposits totaling $550,000 and has reduced the principal of the aforementioned note to $200,000. The Company is obligated to issue $1,000,000 worth of our common stock in fulfillment of our obligations in the MIPA2 and has executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earlier of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) December 312020, extended from March 10, 2020. The LT Note carries an 8% annual interest rate and there is no penalty for any prepayments of the LT Note. Additionally, the sellers shall receive, at closing, warrants to purchase up to 1,500,000 additional shares of the Company’s common stock; 1,000,000 warrants shall be exercisable for a period of three years from the closing date at an exercise price of $2.00 per share and 500,000 warrants shall be exercisable for a period of two years from the closing date at an exercise price of $1.50 per share (collectively the “MJ Warrants”). The LT Note, MJ Warrants and the common shares issued will be held in escrow until the transaction closes upon the terms of the MIPA2. On November 21, 2019 the Company received a SUP from the Nye County Nevada Board of Commissioners to operate a Marijuana processing facility at our leasehold in Pahrump, NV, subsequently on November 25, 2019 we also received a SUP to operate a cultivation facility at our Pahrump location. Upon receipt of all necessary regulatory approvals, we plan to move the cultivation license to the Company’s 260-acre facility in the Amargosa Valley of Nevada and move the production license into our recently Pahrump, NV facility.

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

On August 28, 2019 we entered into a material definitive agreement with an Ohio limited liability company (the “Buyer”) to sell forty-nine percent (49%) of the membership interests in the Company’s wholly owned subsidiary Red Earth for $441,000. The membership interest purchase agreement (the “MIPA3”) requires the Buyer to make an additional $3,559,000 payment into an execution fund (the “Fund”) to be utilized for the improvement and build-out of the Company’s Western Avenue leasehold in Las Vegas, Nevada. The payment was due within ten (10) business days of the receipt by Red Earth of a special use permit (“SUP”) from the City of Las Vegas for our Western Avenue facility. The Company received notice from the Las Vegas City Council on October 18, 2019 that the SUP was granted effective October 9, 2019. We immediately provided notice to the Buyer of the granting of the SUP; and, per the terms of the MIPA3 the Fund was to be established on or before November 1, 2019. As of the date of this filing of this periodic report the Buyer has not provided requested documentation that the Fund has been established and the Company does not consider the transaction closed. The Buyer, in conjunction with the Company, will jointly manage and operate the facility upon completion. The MIPA3 also requires the Buyer to make a final payment to the Company of $1,000,000 between 90 and 180 days after issuance of the SUP, which is no later than April 7, 2020. Additionally, the Buyer has a first refusal right to fund and build a 40,000 sq. ft. greenhouse facility at the Company’s Amargosa Valley Farm the terms of which are to be negotiated in good faith upon the exercise of any rights granted to the Buyer in the MIPA3.

The Company made the following issuances subsequent to September 30, 2019:

	Shares	Fair Value	Average Price per Share
Common stock issued for services	311,668	$83,367	$0.27
Common stock issued for stock subscriptions payable	520,000	260,000	0.50

Total	831,668	$343,367	$0.41

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

The Company’s assets and operations have expanded significantly over the past year; and, the Company has raised more than $6,000,000 as of September 30, 2019 from the sale of common stock returned to the Company by our largest shareholder during the first quarter of 2019. The funds are being utilized to facilitate expansion of our cultivation footprint, the acquisition of a marijuana production license and additional cultivation license and the purchase other supporting assets.

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

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Three Acre Facility”) in the Amargosa Valley of Nevada. We have the contractual right to cultivate marijuana on this property until 2026, for which we receive eighty-five percent (85%) of the net revenues realized from our management of this facility. The Company recently completed its second harvest on that land.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. This property, on which we intend to utilize a state-of-the-art cultivation system for growing, an additional five acres of marijuana in 2020, is contiguous to the property that we manage in Amargosa. The land also has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) that can supply necessary housing for our farm employees. After our 2018 harvest, we came to realize that we would need to find a more efficient method of housing and bringing our cultivation team to our facilities. In April of 2019, we consummated the purchase of the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock (see further description of this transaction hereinbelow).

●	a definitive agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019 we executed a membership interest purchase agreement to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, the holders of a State of Nevada provisional cultivation license and provisional production license, respectively. The State of Nevada has placed a moratorium on the transfer of all licenses within the state, we do not know when this moratorium will be lifted. We are in negotiations with the Seller to enter into a management and operating agreement to allow us to utilize and benefit from these licenses. We have named two additional managers to the two LLC’s, both of whom are senior executives of the Company.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through our subsidiary, Red Earth, LLC, we hold Medical Marijuana Establishment Registration Certificate, Application No. C012. In cooperation with our joint venture partners, Element NV, LLC we expect to invest more than $3,500,000.00 in the build-out of this 17,000+ square foot state-of-the-art facility, which should be fully operational in the second quarter of 2020 (see hereinabove for additional information). We presently have approximately eight years remaining on our lease on this building with two additional five-year options, as well as an option to purchase the property for $2,607,880.

●	a wellness hotel concept (the “Alternative Hospitality”). In November of 2018 the Company formed Alternative Hospitality, Inc., a joint venture with a successful hotel operator, is developing hotel properties with a focus on the wellness aspects of cannabis and cannabis related products.

●	exploration of cannabis-related opportunities in the European Union, with a particular focus on Greece - In December of 2018 we established MJ International Research Company, Ltd., headquartered in Dublin, Ireland. We have established two wholly owned subsidiaries in Greece, Gioura International Single Member Private Company for the acquisition of land and MJ Holdings International Single Member S.A. for the required licenses.

We also continue to identify potential acquisition of revenue producing assets and licenses within legalized cannabis markets both nationally and internationally that can maximize shareholder value while providing a 360-degree spectrum of infrastructure, cultivation, production, management, dispensaries and consulting services in the regulated cannabis industry.

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

Our Business

We commenced cultivation activities on our three-acre managed cultivation facility in August of 2018, harvesting two grows to-date, the most recent of which yielded more than 3,000 pounds of marijuana flower and trim with THC yields on products tested ranging from 19-27%. It is our intention to grow our business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation and production management, and consulting services in the regulated cannabis industry.

Through Red Earth, we hold a conditional State of Nevada issued cannabis cultivation license, and through HDGLV, we hold a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which we expect will be home to our indoor cultivation facility.

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

In April 2018, the State of Nevada finalized and approved the transfer of the provisional cultivation license from Acres Medical, LLC, an unrelated third-party, to Red Earth. In July 2018, we completed the first phase of construction on this facility and we received a City of Las Vegas Conditional Business License to operate a marijuana cultivation facility. We expect to obtain final approvals towards perfecting the cultivation license from the State of Nevada regulatory authorities in the second quarter of 2020, but we can provide no assurances on the receipt and/or timing of the final approvals.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to our critical accounting policies and estimates during the interim period ended September 30, 2019.

Please see our Annual Report on Form 10-K for the year ended December 31, 2018 filed on October 16, 2019, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

Our revenue was $418,528 for the three months ended September 30, 2019, compared to $0 for the three months ended September 30, 2018. Revenue, by class, is as follows:

	For the three months ended
	September 30,
Revenues:	2019	2018
Rental income	$25,246	$-
Sale of products	393,282	-
Total	$418,528	$-

The revenues from the sale of product is derived from our expertise in constructing greenhouses. The majority of rental income is from THC Park.

Operating Expenses

Direct costs of revenues were $346,367 and $0 for the three months ended September 2019 and 2018, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
	September 30,
Direct costs of revenue:	2019	2018
Rental income	$-	$-
Sale of products	346,367	-
Total	$346,367	$-

The direct costs of revenue of $346,367 is attributable to the construction of greenhouses.

General and administrative

For the three months ended September 30, 2019, our general and administrative expenses were $1,970,751 compared to $987,258 for the three months ended September 30, 2018, resulting in an increase of $983,493 The increases were largely attributable to expanding employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the three months ended September 30, 2019, our other income/(expense) were ($24,155) compared to $145 for the three months ended September 30, 2018, resulting in a decrease of $24,300. The decrease was largely attributable to interest expense on loans related for the corporate office and the farm.

Net Loss

Net loss attributable to common shareholders was $2,040,007 for the three months ended September 30, 2019, compared to net loss of $3,550,921 for the three months ended September 30, 2018. The decrease in net loss for the three months ended September 30, 2019 as compared to the same period in 2018 is largely attributable to employee related expenses, professional fees and a deemed dividend related to beneficial conversion.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

Our revenue was $1,197,598 for the nine months ended September 30, 2019, compared to $0 for the nine months ended September 30, 2018. Revenue, by class, is as follows:

	For the nine months ended
	September 30,
Revenues:	2019	2018
Rental income	$60,046	$-
Sale of products	1,137,552	-
Total	$1,197,598	$-

The revenues from the sale of product is derived from our Agreement with the Licensed Operator and our expertise in constructing greenhouses. The majority of rental income is from THC Park.

Operating Expenses

Direct costs of revenues were $885,862 and $0 for the nine months ended September 2019 and 2018, respectively. Direct costs of revenues, by class, is as follows:

	For the nine months ended
	September 30,
Direct costs of revenue:	2019	2018
Rental income	$-	$-
Sale of products	885,862	-
Total	$885,862	$-

The direct costs of revenue of $885,862 is attributable to labor, compliance testing and other related expenses – all of which are directly related to the sale of marijuana pursuant to our Agreements with the Licensed Operator as well as the construction of greenhouses.

General and administrative

For the nine months ended September 30, 2019, our general and administrative expenses were $4,212,177 compared to $1,598,256 for the nine months ended September 30, 2018, resulting in an increase of $2,613,921. The increases were largely attributable to expanding employee-related expenses and professional fees associated with the Company’s recently completed harvest and various business development activities.

Other Income/(Expense)

For the nine months ended September 30, 2019, our other income/(expense) were ($99,994) compared to $510 for the nine months ended September 30, 2018, resulting in an increase of $105,485. The decrease was largely attributable to interest expense on loans related for the corporate office and the farm.

Net Loss.

Net loss attributable to common shareholders was $4,260,876 for the nine months ended September 30, 2019, compared to net loss of $4,345,810 for the nine months ended September 30, 2018. The decrease in net loss for the nine months ended September 30, 2019 as compared to the same period in 2018 is largely attributable to employee related expenses and professional fees and a deemed dividend related to beneficial conversion.

Liquidity and Capital Resources

As of September 30, 2019, the Company had $504,677 in cash. We used cash in operations of $4,155,770 for the nine months ended September 30, 2019, compared to cash used in operations of $3,994,134 for the nine months ended September 30, 2018. The positive cash flow from nine months ended September 30, 2019 was attributable to financing activities.

We used cash in investing activities of $1,507,016 and $1,229,675 for the nine months ended September 30, 2019 and 2018, respectively

We had cash provided by financing activities of $6,110,807 and $4,123,998 for the nine months ended September 30, 2019 and 2018, respectively of which $6,175,000 was from the proceeds of the sale of common stock subscriptions compared to $2,523,998 for the same period in 2018.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2019 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Richard S. Groberg Employment Agreement (1)
10.2	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (2)
10.3	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. (2)
10.4*	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC
32.1*	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
32.2*	Rule 13a14(a)/15d-14(a) Certification of Chief Financial Officer
32.3*	Section 1350 Certification of Chief Executive Officer
32.4*	Section 1350 Certification of Chief Financial Officer

*	Attached herewith
(1)	Incorporated by reference to the Registrant’s periodic report on Form 8-K as filed with the SEC on July 18, 2019.
(2)	Incorporated by reference to the Registrant’s periodic report on Form 10-Q as filed with the SEC on December 13, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

Dated: January 08, 2020	By:	/s/ Paris Balaouras
Paris Balaouras
Chief Executive Officer (Principal Executive Officer)

Dated: January 08, 2020	By:	/s/ Laurence Ruhe
Chief Financial Officer (Principal Accounting Officer)