Form 10-K
period 2019-12-31
MJ Holdings, Inc.
filed 2020-12-10
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 28, 2019 (the last business day of the Company’s most recently completed second quarter) was approximately $14,867,296. The registrant does not have non-voting common stock outstanding.

The number of shares outstanding of the issuer’s Common Stock as of December 10, 2020, was 65,756,262.

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

ii

PART I

Item 1. Business

Company Overview

MJ Holdings, Inc. (OTCPK: MJNE) is a highly-diversified cannabis holding company providing cultivation management, asset and infrastructure development – currently concentrated in the Las Vegas market. It is the Company’s intention to grow its business and provide a 360-degree spectrum of infrastructure, including, cannabis cultivation, production of cannabis related products, management services, dispensaries and consulting services. The Company intends to grow its business through joint ventures with existing companies possessing complementary subject matter expertise, acquisition of existing companies and through the development of new opportunities. The Company intends to “prove the concept” profitably in the rapidly expanding Las Vegas market and then use that anticipated success as a template for replicating the concept in other developing states through a combination of strategic partnerships, acquisitions and opening new operations.

The Company’s assets and operations have expanded significantly over the past year. The Company raised more than $6,000,000 during the year ended December 31, 2019 from the sale of its common stock. This sale of its common stock was a non-dilutive event due to the 20,000,000 shares that were previously returned to the Company by its largest shareholder during the first quarter of 2019. The funds were utilized to commence the expansion of its cultivation footprint, contracting for the acquisition marijuana production license and an additional cultivation license, the purchase other supporting real property assets and general working capital.

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company has the contractual right to manage and cultivate marijuana on this property until 2026, for which it will receive eighty-five percent (85%) of the net revenues realized from its management of this facility. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. The Company completed its second harvest on this property in November of 2019 and had anticipated generating revenue from this harvest until late Q4 of 2020. The impact of COVID-19 greatly impacted the continuing sale of inventory from this harvest. In April of this year, the Company planted a one acre auto-flower crop, which it began harvesting in late June. The Company successfully integrated its cloning program for 2020, and projects that it will grow approximately 10,000 marijuana plants starting in June of this year for harvest in mid Q4 2020.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property, that is contiguous to the three-acre property that it manages in Amargosa. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of required funding, is expected to become operational in the spring of 2021.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting has significantly delayed the completion of this community. The Company anticipates completing the construction and inspections during the first quarter of 2021.

1

●

an agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019, the Company executed a Membership Interest Purchase Agreement (“MIPA”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. The licenses were required to be perfected pursuant to Nevada Revised Statutes 453A (NRS 453A - Medical Marijuana) and Nevada Revised Statures 453D (NRS453D – Recreation/Adult Use Marijuana). In January of 2020, the State of Nevada issued a Conditional Medical Marijuana Cultivation Certificate and a Conditional Medical Marijuana Production Certificate. On May 1, 2020, the State of Nevada issued a Conditional Recreational Marijuana Cultivation Certificate and a Conditional Recreational Marijuana Production Certificate. As of October 2019, the State of Nevada had placed a moratorium on the transfer of all licenses within the state. The Company does not know when this moratorium will be lifted, but it expects the newly formed Cannabis Control Board to expedite transfers beginning in Q4 of 2020. Due to the ongoing impact of COVID-19 on the Company’s business operations, the Company has been unable to comply with the payment obligations required of it in the MIPA. On February 19, 2020, the Company received a Demand for Payment from the Seller. As of the date of this filing, the Company has been in active negotiations with the Seller for an extension of the payment terms. There is no guarantee that it will be successful in its negotiations. In the event it is not successful, the Company would forfeit all funds paid to date. Please see Note 15 — Subsequent Events for further information.

●

indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its subsidiary, Red Earth, LLC, the Company holds a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. Due to the ongoing impact of COVID-19 on the Company’s respective business operations, the Company has not been able to pay the monthly rent. As of the date of this filing, the Company is in active negotiations with the landlord to find an acceptable resolution regarding the payment of past due rent. The Company is currently in discussions with Element regarding the default of payments. There is no guarantee that Element will agree to remit the required funds to bring them current under the terms of the Agreement. In the event that Element fails to make the required payment, the Company may elect to remit a Notice of Default to Element, terminate the Agreement, fund the development of the facility through additional sources or sale the license.

The Company may also continue to seek to identify potential acquisitions of revenue producing assets and licenses within legalized cannabis markets that can maximize shareholder value.

The Company may face substantial competition in the operation of cultivation facilities in Nevada. Numerous other companies have also been granted cultivation licenses, and, therefore, the Company anticipates that it will face competition from these other companies. The Company’s management team has experience in successfully developing, implementing, and operating marijuana cultivation and related businesses in other legal cannabis markets. The Company believes its experience in outdoor cultivation provides it with a distinct competitive advantage over its competitors, and it will continue to focus on this area of its operations. The Company still faces challenges engaging and retaining senior managers.

The Company presently occupies a portion of the first and second floors of its approximately 10,000 sq. ft. office building, located in the City of Las Vegas. This properly was acquired in October of 2018, and the Company presently owes approximately $1,086,662 on the note issued to the Seller. The Company has put this building up for sale at $1,700,000 as it feels the funds can be better utilized on its grow operations

COVID-19

COVID-19 has caused and continues to cause significant loss of life and disruption to the global economy, including the curtailment of activities by businesses and consumers in much of the world as governments and others seek to limit the spread of the disease, and through business and transportation shutdowns and restrictions on people’s movement and congregation.

As a result of the pandemic, the Company has experienced, and continues to experience, weakened demand for its products. Many of its customers have been unable to sell its products in customer stores due to government-mandated closures and have deferred or significantly reduced orders for the Company’s products. The Company expects these trends to continue until such closures are significantly curtailed or lifted. In addition, the pandemic has reduced foot traffic in the stores where its products are sold that remain open, and the global economic impact of the pandemic has temporarily reduced consumer demand for its products as they focus on purchasing essential goods.

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in 2020 occurred in the second and third quarters and will result in a significant net sales decline in its quarterly results.

In addition, certain of its suppliers and the manufacturers of certain of its products were adversely impacted by COVID-19. As a result, the Company faced delays or difficulty sourcing products, which negatively affected its business and financial results. Even if the Company are able to find alternate sources for such products, it may cost more and cause delays in its supply chain, which could adversely impact its profitability and financial condition.

The Company has taken actions to protect its employees in response to the pandemic, including closing its corporate offices and requiring its office employees to work from home. At its grow facilities, certain practices are in effect to safeguard workers, including a staggered work schedule, and the Company is continuing to monitor direction from local and national governments carefully.

As a result of the impact of COVID-19 on its financial results, and the anticipated future impact of the pandemic, the Company has implemented cost control measures and cash management actions, including:

● Furloughing a significant portion of its employees; and

● Implementing 20% salary reductions across its executive team and other members of upper level management; and

● Executing reductions in operating expenses, planned inventory levels and non-product development capital expenditures; and

● Proactively managing working capital, including reducing incoming inventory to align with anticipated sales.

Corporate History

The Company was incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida Limited Liability Company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January 21, 2009, Securitas EDGAR Filings LLC merged into Securitas EDGAR Filings, Inc., a Nevada corporation. On February 14, 2014, the Company amended and restated its Articles of Incorporation and changed its name to MJ Holdings, Inc.

On November 22, 2016, in connection with a plan to divest the Company of its real estate business, the Company submitted to its stockholders an offer to exchange (the “Exchange Offer”) its common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly-formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company accepted for exchange 1,800,000 shares of its Common Stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company held ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

Acquisition of Red Earth

On December 15, 2017, the Company acquired all of the issued and outstanding membership interests of Red Earth, LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of its Common Stock and a promissory note in the amount of $900,000. The acquisition was accounted for as a “Reverse Merger”, whereby Red Earth was considered the accounting acquirer and became its wholly owned subsidiary. Upon the consummation of the acquisition, the now former members of Red Earth became the beneficial owners of approximately 88% of the Company’s Common Stock, obtained controlling interest of the Company, and retained certain of its key management positions. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition”, the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of Red Earth prior to the reverse merger in all future filings with the SEC. Red Earth is the holder of a Nevada Marijuana Establishment Certificate for the cultivation of marijuana.

The consolidated financial statements after completion of the reverse merger included: the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements. In February of 2019, the Company repurchased, from the Company’s largest shareholder, 20,000,000 of the 26,366,484 shares of common stock that this shareholder originally received in connection with the Reverse Merger - for a total purchase price of $20,000.

Our Business History

In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. The acquisition was subject to all of the contractual obligations between the Company and the Licensed Operator.

Pursuant to those agreements, the Licensed Operator engaged the Company to develop, manage and operate a licensed cultivation facility on property owned by the Licensed Operator. Between April and August of 2018, at the Company’s sole cost and expense, ‘sit completed the construction of a 120,000 square-foot outdoor grow facility, including the construction of an 8,000 square-foot building and installation of required security fencing, meeting all of the State of Nevada’s stringent building codes and regulations. Operation of this facility commenced in August 2018 with the Company first test grow. The Company commenced harvest operations in November of 2018 and completed the harvest on December 24, 2018 - yielding more than 5,000 total pounds of marijuana trim. In July of 2019, the Company planted its second marijuana crop; the Company elected to plant less marijuana in an effort to better control the cultivation of the plants and the post-harvest curing process. The Company completed the harvest of its second crop in November of 2019 yielding approximately 3,400 lbs. (dry weight) of considerably higher quality (versus the 2018 harvest) marijuana flower and trim.

In April 2018, the State of Nevada finalized and approved the transfer of provisional Medical Marijuana Establishment Registration Certificate No. 012 (the “Certificate”) from Acres Medical, LLC to the Company’s wholly owned subsidiary, Red Earth, LLC (“Red Earth”). HDGLV, LLC (“HDGLV”), a wholly owned subsidiary of Red Earth, holds a triple-net leasehold interest in a 17,298 square-foot commercial building located on Western Avenue in the City of Las Vegas, which will be home to the Company’s indoor cultivation facility (the “Western Facility”). The initial term of the lease is for a period of ten years with two additional five-year lease options. HDGLV also possesses an option to purchase the building for $2,607,880 which is exercisable between months 25 and 60 of the initial term of the lease. In August of 2018, the Company received final approval from the State of Nevada, Department of Taxation, to commence cultivation activities with respect to the Certificate. Contemporaneously therewith, Red Earth was issued a Business License by the City of Las Vegas to operate a marijuana cultivation facility at the Western Facility. In October of 2018, the Company was requested by the City of Las Vegas Department of Building & Safety to make additional modifications to the building, specifically the removal and remediation of all asbestos materials in the building, which was completed in June of 2019 at a cost of approximately $140,000. In July of 2019, the City of Las Vegas asked the Company to amend its Business License and modify its Special Use Permit (“SUP”) to conform with updated marijuana cultivation requirements within the City. A new SUP was granted on October 9, 2019. The Company expects to receive its new business license in Q4 of 2020, which will then allow the Company to commence legal marijuana cultivation activities within the City of Las Vegas. Due to the failure of Element NV, LLC to make the required payments and the impact of the COVID-19 pandemic on the Company’s operations, the Company is eight months in arrears on rent payable on the Western Facility and has received a Notice of Default from the Lessor. As of the date of this filing, the Company is in active negotiations with the landlord to find an acceptable resolution regarding the payment of past due rent. In the event the Company is not able to make payment arrangements, there is the likelihood that the Company’s lease will be terminated.

On June 22, 2018, the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to the Company and its subsidiaries. The Advisory Agreement granted to the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at an exercise price of $1.20. The options have a term of three years. The fair value of these stock options was determined to be $6,738 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 222%, (ii) discount rate of 2.88%, (iii) zero expected dividend yield, and (iv) expected life of three years. In September 2018, the Company terminated the Advisory Agreement pursuant to its terms and paid the Consultant compensation consisting of 25,000 shares of the Company’s restricted common stock and a $6,000 cash payment.

On August 13, 2018, the Company filed a Certificate of Designation for its Series A Convertible Preferred Stock (the ‘Preferred Stock”) with the Secretary of State of the State of Nevada to designate a series of its convertible preferred stock, authorizing the issuance of 2,500 shares. The stated value of each share of Preferred Stock is $1,000. Subject to a standard “4.99% Beneficial Ownership Limitation blocker,” each share of Preferred Stock was convertible into shares of the Company’s common stock at any time or from time to time at a conversion price equivalent of $0.75 per share, subject to adjustment as described in Certificate of Designation.

On August 13, 2018 (the “Transaction Closing Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Company sold and issued 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to a single institutional accredited investor for $1,000 per share or an aggregate subscription of $2,500,000. During the year ended December 31, 2018, the Preferred Stock was converted into 3,333,333 shares of the Company’s Common Stock at a conversion price of $0.75 per share, subject to adjustment as described in the Certificate of Designation. The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser, which required the Company to register for resale the underlying common stock with the Securities and Exchange Commission. The registration statement on Form S-1/A was declared effective on October 24, 2018.

On August 13, 2018 (the “Effective Transaction Date”), the Company closed the transaction contemplated by an Exclusive Distribution Agreement (the “Distribution Agreement”). The Agreement is between the Company and Healthier Choices Management Corp., a designer and seller (the “Seller” or “HCMC”) of a series of integrated products, all of which are designed to be utilized to consume cannabis products by vaporizing oil and other related products (the “Goods”). The Company has the exclusive right to distribute the Goods in the territory of Nevada (the “Territory”). The Distribution Agreement further requires the Company to advertise and market the Goods in the Territory. Pursuant to the terms of the Distribution Agreement, the Company purchased certain of the Goods from the Seller and paid the sum of two million dollars ($2,000,000). The funds were transferred to HCMC on the Effective Transaction Date. The Seller has applied for and received patent protection in respect of one of the products. The Distribution Agreement is subject to standard termination provisions; however, the Seller has the option to terminate the Distribution Agreement, on 30 days’ written notice, if the Company fails to purchase a sufficient minimum quantity of Goods from the Seller. The Company has met its obligations for the first year of the Agreement. Thereafter, for each renewal term, the Company’s minimum purchase obligation for the Goods is $500,000, subject to good faith negotiation at the end of each contract year. In connection with the transactions contemplated by the Agreement, the Seller granted to the Company a non-exclusive, non-transferrable, and non-sub licensable fully paid license agreement. The Company and HCMC entered into a Termination and Mutual Release Agreement (the “Termination Agreement”) dated November 15, 2019. Under the terms of the Termination Agreement, HCMC agreed to (i) make an initial purchase from the Company of 500,000 Q-Cups at $0.125 per Q-Cup for an aggregate purchase price of $62,500 (the “Initial Purchase”), and (ii) purchase up to a total of 1,600,000 Q-Cups (inclusive of the Initial Purchase) on an as needed basis at the same price of $0.125 at any time after the Effective Date of the Termination Agreement.

On August 13, 2018, the Company entered into a Stock Exchange Agreement (the “Agreement”) with HCMC to acquire 1,500,000,000 shares of their common stock in exchange for 85,714 shares of the Company’s common stock. The value of the stock exchanged by each party on the date of exchange was $150,000. The number of shares exchanged represents less than a 5% ownership interest for each company, and the shares issued are restricted pursuant to Rule 144 of the Securities Act of 1933 (the “Act”). The Company recorded the 85,714 shares of HCMC common stock as an available for sale security and intends to mark the value to market each reporting period based on the current market value of its held shares in HCMC. As of the transaction date, the price as quoted on the OTC Markets for HCMC common stock was $0.0001 per share. To date, the Company has not sold any of the shares it received under the Agreement.

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road was the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. Pursuant to the terms of a Membership Interest Purchase Agreement (“MIPA”) executed between the Company and Farm Road in November of 2018, the Company was to acquire Farm Road for $1,000,000 on the following terms: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, was to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000.00 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125.00) dollars commencing on the March 1, 2019. On January 18, 2019, pursuant to the terms of the MIPA, the Company acquired a 100% interest in Farm Road. The terms of the Promissory Note include a balloon payment to be made on January 17, 2022 of any of the then remaining principal balance and accrued interest. The MIPA further provides that FRH shall be entitled to receive a consulting fee of five per cent (5%) of the gross sales from any commercial use of the property up to a maximum of five hundred thousand ($500,000.00) dollars payable to FRH within two years of the January 18, 2019 closing date. The land acquired in Amargosa Valley will be the home of its Nye County cultivation facility upon closing of its purchase of the required licenses. Due to COVID-19, the Company has been unable to make the monthly interest payments to FRH. As of the date of this filing, the Company is 4 months in arrears.

In September of 2018, the Company, through its wholly owned subsidiary Red Earth, applied for five Recreational Marijuana Establishment Licenses to operate up to five retail marijuana stores within the state of Nevada. The Company’s goal was to open a store within the City of Las Vegas, as well as additional dispensaries in Washoe County near Lake Tahoe, in North Las Vegas, unincorporated Clark County and Henderson, Nevada. The Company received notice in early December 2018 that none of the submitted applications received sufficiently high enough scores after being graded by the Nevada Department of Taxation (“NVDOT”). In connection with the license applications, the Company entered into a Memorandum of Understanding (“MOU”) with a third party (the “Party”). Pursuant to the terms of the MOU, the Party made payments to the Company totaling $232,500, which was paid during the year ended December 31, 2018. The Party was entitled to receive shares of the Company’s restricted common stock with a fair market value as of the trading day immediately preceding the date the first license application was submitted to NVDOT (September 20, 2018) equal to $232,500. The Company issued 91,177 shares of common stock to the Party in connection with this transaction. Subsequent to December 31, 2018, the Company entered into an agreement with the Party to relieve the Company and the Party of any further obligations under the MOU in exchange for an additional 373,823 shares of the Company’s restricted common stock. The additional shares were issued to the Party on July 19, 2019.

The Company has joined with more than 15 other plaintiffs in an action against the State of Nevada in regard to how the applications were scored and as to why licenses were granted to other applicants in contravention of the guidelines published by the State of Nevada. On August 23, 2019, a Nevada District Court judge issued a preliminary injunction enjoining any of the entities that were granted licenses from opening new dispensaries based upon the failure of NVDOT (the administrative body tasked with adopting and enforcing marijuana regulations within the State of Nevada) to enforce a provision of Ballot Question 2 (“BQ2”), that was approved by Nevada voters in 2016 and adopted by the Nevada legislature and codified as NRS 453D, which legalized the sale and distribution of recreational use marijuana. The law requires that “each prospective owner, officer and board member of a marijuana establishment license applicant” undergo a background check. The judge found that many of the successful license applicants failed to comply with this requirement. On August 29, 2019, the judge modified the ruling and is allowing thirteen of the successful license applicants who the State of Nevada have certified as having complied with the requirements of BQ2 to open new dispensaries as granted in December of 2018. The plaintiffs shall now continue to trial on the merits of the pending litigation against the State of Nevada. In March of 2020, counsel for Red Earth withdrew from its representation of Red Earth. Red Earth is actively trying to retain substitute counsel, which as of the date of this filing Red Earth remains unrepresented in this matter. The trial, which was scheduled to commence in April of 2020, has been postponed by the State of Nevada as part of their implementation measures to stop the spread of COVID-19, as of the date of this filing the trial has not commenced.

On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000; amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,953 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2023. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 was due. The Company was unable to fulfill this obligation when due and the note holder has granted forbearance in regards to this obligation. The Company continues to be obligated to the monthly payment of principal and interest in the amount of $6,953 continuing until October 31, 2023, at which time the entire sum of principal in the amount of $1,087,705, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations. The Company has placed the building up for sale in order to better utilize the funds for its grow operations.

On October 15, 2018, the Company entered into an employment agreement (the “Tierney Employment Agreement”) with Terrence M. Tierney. Pursuant to the Employment Agreement, the Company appointed Terrence M. Tierney, to the additional position of Chief Administrative Officer, in addition to his current role as Secretary. The initial term of employment was for a three-year period (or until September 30, 2021), unless extended or otherwise terminated in accordance with its terms. The effective date of the Tierney Employment Agreement was October 15, 2018, and continues until the earlier of: (i) the effective date of any subsequent employment agreement between Mr. Tierney and us; (ii) the effective date of any termination of employment as provided for in the Employment Agreement; or (iii) three (3) years from the effective date; provided, that the Tierney Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew the Tierney Employment Agreement, which written notice must be received by the other party no less than ninety (90) days and no more than one hundred eighty (180) days prior to the expiration of the applicable term. Mr. Tierney will report to the Chief Executive Officer and the Board of Directors. On January 22, 2020, Mr. Tierney assumed the title of President of the Company and all duties required thereof. As of January 10, 2020, the Company was in default under the terms of the Tierney Employment Agreement. Mr. Tierney agreed to accrue 100% of his monthly salary for the period October 1, 2019 until December 31, 2019 with payments to resume on the first regular payroll period of 2020. Due to the ongoing effects of COVID-19, Mr. Tierney waived his entire salary for April and May of 2020. As of the date of filing of this report, Mr. Tierney has accrued total cash compensation due to him in the amount of $248,000. On August 7, 2020, Mr. Tierney’s employment was terminated by the Board with cause. Subsequent to Mr. Tierney’s termination, Mr. Tierney filed a lien in Clark County, Nevada in the net amount of $501,085 against the Company’s property located at 1300 S. Jones Blvd, Unit 110, Las Vegas, NV 89146 for unpaid compensation, expense reimbursement, accrued leave, severance pay and penalties. Additionally, on November 6, 2020, Mr. Tierney filed two liens in Nye County, NV in the net amount of $501,085 against the Company’s property located at 4295 Highway 73, Armagosa, NV 89020, also known as the Company’s THC park, and one lien in Nye County, NV in the net amount of $501,085 against the property owned by Acres Cultivation, LLC and the site of the Company’s three (3) acre grow.

In October of 2018, the Company entered into a Revenue Participation Rights Agreement (the “Agreement”) with Let’s Roll NV, LLC and Blue Sky Companies, LLC (together, the “Subscribers”). Under the terms of the Agreement, the Company transferred its ownership interest in 3.95% of the gross revenue from the “Amargosa Outdoor Grow” to the Subscribers in exchange for $100,000 cash payment and a Subscription Agreement in the amount of $1,142,100. On or before April 30th for the next 8 years (2019-2026), the Company shall calculate the pro rata gross revenue due to the Subscribers with payments being made on or before May 31st of each year. As of the date of this filing, the Subscribers have agreed to forgo any payments required under the Agreement until May of 2021. Please see Note 15 — Subsequent Events for further information.

In November of 2018, the Company formed Alternative Hospitality, Inc. (“Alternative”), a Nevada corporation as a joint venture with TVK, LLC (“TVK”), an unrelated Florida limited liability company. The principals of TVK, have over 40 years of broad experience operating and developing hotel properties. The Company owns fifty-one percent (51%) of Alternative and TVK owns the remaining forty-nine percent (49%). Alternative will develop hotel properties with a focus on the wellness aspects of cannabis and cannabis related products. Roger Bloss, one of the principal owners of TVK and a director of the Company, will serve as Alternative’s President. The Company’s Secretary, Terrence M. Tierney, served as TVK’s Vice President and Secretary of Alternative up through the date of his termination . Effective upon the termination of Mr. Tierney, Mr. Bernard Moyle was been appointed to serve as Alternative’s Treasurer.

In November of 2018, the Company commenced the harvest of more than 7,000 marijuana plants under its Management Agreement with Acres Cultivation, LLC (“Acres”) dated April 18, 2018. The Company completed the harvest of approximately 5,400 lbs. of marijuana trim in late December of 2018. The Company began realizing revenues from this harvest in the first quarter of 2019. Due to issues with its drying and curing equipment, the harvested marijuana trim returned lower than expected THC levels and less than optimal terpene profiles; however, the products returned much higher than average test passing results. In early 2019, the Nevada marijuana market saw a steep decline in the wholesale value of marijuana trim due to a number of factors, including a marked increase in available trim due to a glut of “failed flower” products from other cultivators. In July of 2019, the Company planted a second marijuana crop under its Cultivation and Sales Agreement (the “Cultivation Agreement”) with Acres dated January 18, 2019. The Company elected to plant less marijuana in an effort to better control the cultivation of the plants and the post-harvest curing process. The Company completed the harvest of its second crop in November of 2019 yielding approximately 3,400 lbs. (dry weight) of considerably higher quality (versus the 2018 harvest) marijuana flower and trim. The wholesale price for flower averaged approximately $1300 per lb. of which the Company received a lesser amount based upon the terms of the Cultivation Agreement.

On December 21, 2018, the Company filed the Certificate of Incorporation for MJ International Research Company Limited (“MJ International”) in the country of Ireland. MJ International is a wholly owned subsidiary of the Company and the sole shareholder of MJ Holdings International Single Member S.A. and Gioura International Single Member Private Company.

In January of 2019, the Company formed Coachill-Inn, LLC (“Coachill-Inn”), a subsidiary of Alternative Hospitality (“AH”), to develop a proposed hotel in Desert Hot Springs, CA. From January through June of 2019, the Company was actively engaged in negotiations with the property owner of the proposed location. In June of 2019, Coachill-Inn executed a purchase and sale agreement with Coachillin’ Holdings, LLC (“CHL”) to acquire a 256,132 sq. ft. parcel of land within a 100-acre industrial cannabis park in Desert Hot Springs, CA (the “Property”) to develop its first hotel project. The purchase price for the property was $5,125,000. CHL was to contribute $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent (25%) ownership interest in Coachill-Inn. AH made an initial non-refundable deposit in the amount of $150,000 toward the purchase of the Property. As of the date of this filing, the Company has terminated its participation in the development due to financing issues. The $150,000 deposit was classified as an impaired asset as of December 31, 2019. Please see Note 13 —Asset Impairment for further information.

In February of 2019, the Company’s largest shareholder, Red Dot Development, LLC (“Red Dot”), returned 20,000,000 shares of its common stock for cancellation in exchange for a payment of $20,000, which as of December 31, 2019 has been accrued as a payable by the Company. Beginning in March of 2019, pursuant to the filing of a Form D with the SEC, the Company offered for sale 15,000,000 of these shares at a per share price of $0.50 per share. As of December 31, 2019, the Company sold 12,330,000 shares for total proceeds of $6,165,000.

On February 15, 2019, the Company entered into a Licensing Agreement (the “Agreement”) with Highland Brothers, LLC, (“HB”) an entity controlled by the Company’s former Chief Executive Officer and current director. Under the terms of the Agreement, HB granted the Company an exclusive license to use any and all branding materials of HB including, without limitation, its name, logo, and any and all intellectual property rights. In consideration of the license, the Company agreed to compensate HB seven percent (7%) of the net sales generated by the Company for any products utilizing and/or integrating property rights, brands or logos of HB commencing in 2020. The Agreement has a term of ten (10) years.

On March 8, 2019, the Company entered into a fifteen year Suite License Agreement (the “Agreement”) with LV Stadium Events Company, LLC for the lease of a suite within the multipurpose stadium (the “Stadium”) constructed in Clark County, Nevada that is intended to be the home stadium for the Raiders National Football League team. Under the terms of the Agreement, the Company paid the initial deposit of $75,000, the second payment of $150,000 and the final payment on approximately October 15, 2020. Commencing with year 6 of the Term, the License Fee for each year of the Term shall be increased by an amount not to exceed three percent (3%) of the License Fee payable for the immediately preceding year.

In April of 2019, Roger Bloss was appointed to the Board of Directors of the Company.

In April of 2019, the Company executed a Membership Interest Purchase Agreement (the “MIPA”) to acquire all of the membership interests in two Nevada limited liability companies that are each the holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA required the Company to purchase the licenses for the total sum of $1,250,000 each - $750,000 in cash per license and $500,000 of the Company’s restricted common stock per license. The terms of the MIPA provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) that was due and payable on or before October 18, 2019. On October 17, 2019, the State of Nevada’s Governor issued an executive order restricting the transfer of all Nevada marijuana licenses (the “Moratorium”). As of the date of this filing, the Company has made deposits totaling $550,000 and has reduced the principal of the aforementioned note to $250,000. It is expected that the Company will receive all of the necessary regulatory approvals during the fourth quarter of 2020. The Company is required to issue $1,000,000 of shares of its restricted common stock in fulfillment of its obligations in the MIPA. As of the date of this filing, these shares have not been issued and the parties are renegotiating the pricing of these shares to more accurately reflect the anticipated value at closing. The Company also executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earliest of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) March 10, 2020. On February 19, 2020, the Company was put on notice by the Seller that it is in default under the terms of the MIPA, however, the parties are continuing to act in good faith towards a mutually satisfactory resolution. The LT Note carries an 8% annual interest rate and there is no penalty for any prepayment. Additionally, the Sellers shall receive, at closing, warrants to purchase up to 1,500,000 additional shares of the Company’s common stock; 1,000,000 warrants shall be exercisable for a period of three years from the closing date at an exercise price of $2.00 per share and 500,000 warrants shall be exercisable for a period of two years from the closing date at an exercise price of $1.50 per share (collectively the “Warrants”). The LT Note, Warrants and the restricted common shares issued will be held in escrow until the transaction closes. Additionally, pursuant to the terms of the MIPA, the Company was required to enter into a $15,000 per month sub-lease (retroactive to March 1, 2019) for the 10 acre cultivation/production facility located in Pahrump, Nye County, NV and install a mobile production trailer. The Company acquired the production trailer from Solaris Farms, a related party, in April 2020 at a cost of $120,000. It is the intention of the Company, upon receipt of all necessary regulatory approvals, to move the cultivation license and production trailer from its current location to the Company’s 260-acre facility. Please see Note 13 —Asset Impairment and Note 15 — Subsequent Events for further information.

In April of 2019, the Company consummated its purchase of an approximately 50-acre, commercial trailer and RV park (the “Trailer Park”) in close proximity to its Amargosa Valley cultivation facilities. The Trailer Park can accommodate up to 90 trailers and RV’s. There presently are 17 occupied trailers in the Trailer Park, and the Company is making the necessary upgrades to bring additional units to the facility to provide housing for its farm personnel. The Company purchased the Trailer Park for a total of $600,000 in cash and $50,000 of the Company’s restricted common stock, resulting in the issuance of 66,667 shares. The Sellers hold a $250,000 note, bearing interest at six and one-half percent resulting in monthly payments in the amount of $2,178 based upon a 15-year amortization schedule (the “TP Note”). The TP Note requires additional principal reduction payments in the amount of $50,000 on or before April 5, 2020 and April 5, 2021, respectively. As of the date of this filing, the Company has failed to make the required principal reduction payment that was due on April 5, 2020. Additionally, due to the ongoing effects of COVID-19, the Company has been unable to make its monthly payments of $2178 pursuant to the terms of the TP Note. The Company is in arrears to the holders of the TP Note in the amount of $58,711. The principal and interest payments will be recalculated based on a 15-year a amortization schedule upon each principal reduction payment. A final balloon payment of any and all outstanding principal and accrued interest is due and payable on or before April 5, 2022. There are no prepayment penalties should the Company elect to retire the note prior to its maturity date.

On June 25, 2019, the Company entered into a Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement (the “Agreement”) with Innovation Labs, Ltd. and Innovation Shares, LLC. Under the terms of the Agreement, the Company purchased 238,096 Series Post Seed Preferred Stock Shares and 238,096 Series Post Seed Preferred Units for a purchase price of $250,000. Please see Note 13 —Asset Impairment for further information.

On August 28, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC, an Ohio limited liability company (the “Buyer”), to sell forty-nine percent (49%) of the membership interests in the Company’s wholly owned subsidiary, Red Earth, LLC (“Red Earth”) for $441,000. The $441,000 was paid to the Company on August 30, 2019. The Agreement required the Buyer to make an additional payment, in the amount of $3,559,000, to be utilized for the improvement and build-out of the Company’s Western Avenue leasehold in Las Vegas, Nevada. The payment was due within ten (10) days of the receipt by Red Earth of a special use permit (“SUP”) from the City of Las Vegas for its Western Avenue cultivation facility. The Company received the SUP on October 9, 2019. The Buyer, in conjunction with the Company, will jointly manage and operate the facility upon completion. The Agreement also requires the Buyer to make a final payment to the Company of $1,000,000 between 90 and 180 days of issuance of the SUP or no later than April 9, 2020. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, the Buyer was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and the Buyer was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. As of the date of this filing, the Buyer has failed to make the Final Contribution Payment. The Company is currently in discussions with the Buyer regarding the past due payments. There is no guarantee that the Buyer will agree to remit the required funds to bring them current under the terms of the Agreement. In the event that the Buyer fails to make the required payment, the Company may elect to remit a Notice of Default to the Buyer, terminate the Agreement, fund the development of the facility through additional sources or sale the license.

On November 15, 2019, the Company entered into a Termination and Mutual Release Agreement (the “Agreement”) with Healthier Choices Management Corp (“HCMC”). Under the terms of the Agreement, the Company and HCMC agreed to terminate the Distribution Agreement dated August 13, 2018 and the Reimbursement Agreement dated March 13, 2019. In consideration of the termination, HCMC agreed to (i) make an initial purchase from the Company of 500,000 Q-Cups at $0.125 per Q-Cup for an aggregate purchase price of $62,500 (the “initial Purchase”), and (ii) purchase up to a total of 1,600,000 Q-Cups (inclusive of the Initial Purchase) on an as needed basis at the same price of $0.125 at any time after the Effective Date of the Agreement.

The Company intends to continue to grow its business through the acquisition of existing companies and/or through the development of new opportunities and joint ventures that can maximize shareholder value while providing a 360-degree spectrum of infrastructure (dispensaries), cultivation, production, management, and consulting services in the regulated cannabis industry.

Marijuana Industry Overview

The Company currently operates a marijuana business in the State of Nevada. Although the possession, cultivation and distribution of marijuana is permitted in Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. The Company believes it operates its business in compliance with applicable state laws and regulations. Any changes in federal, state, or local law enforcement regarding marijuana may affect its ability to operate its business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with its business plans, could expose the Company to potential criminal liability, and could subject its properties to civil forfeiture. Any changes in banking, insurance, or other business services may also affect the Company’s ability to operate its business.

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

As of December 31, 2019, there are a total of 33 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision. These xx states, plus the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

As of December 31, 2019, 11 states and the District of Columbia now allow for the recreational use and possession of small amounts of marijuana and marijuana products. Decriminalization of marijuana varies by state. Decriminalization generally means that violators of local marijuana laws may be subject to civil penalty rather than face criminal prosecution. Fifteen states have decriminalized the possession of small amounts of marijuana but have not legalized possession. In these states decriminalization can mean possession of as little as ten grams of marijuana up to one-hundred grams of marijuana that will not result in any criminal prosecution but may result in civil fines. In three states, Idaho, South Dakota, and Kansas, the cultivation, possession or use of marijuana is strictly prohibited and violators may be subject to criminal prosecution. In Nevada, where the Company is headquartered and has focused most of its activities, legalized marijuana for recreational use was effective as of July 1, 2017, which made it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, businesses can legally, pursuant to state regulations, cultivate, process, dispense, distribute, and test marijuana products under certain conditions.

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

In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to the Company’s business and its revenue and profits.

Furthermore, H.R. 83, known as the Rohrabacher-Farr amendment, is a rider to the annual appropriations bill that prohibits the DOJ from using federal funds to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition was in place until November 21, 2019.

The Company is monitoring the Trump administration’s, the DOJ’s, and Congress’ positions on federal marijuana law and policy. Based on public statements and reports, the Company understands that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on its business and results of operations.

Corporate Entities

MJ Holdings, Inc.	This entity, the Parent, serves as a holding company for all of the operating businesses/assets.

Prescott Management, LLC	Prescott Management is a wholly owned subsidiary of the Company that provides day-to-day management and operational oversight to the Company’s operating subsidiaries.

Icon Management, LLC	Icon is a wholly owned subsidiary of the Company that provides Human Resource Management (“HR”) services to the Company. Icon is responsible for all payroll activities and administration of employee benefit plans and programs.

Farm Road, LLC	Farm Road, LLC is a wholly owned subsidiary of the Company that owns 260 acres of farmland in Amargosa, NV. The Company acquired all of the membership interests of Farm Road in January of 2019.

Condo Highrise Management, LLC	Condo Highrise Management is a wholly owned subsidiary of the Company that manages the Company owned Trailer Park in Amargosa, Nevada.

Red Earth Holdings, LLC

Red Earth Holdings, LLC is a wholly owned subsidiary of the Company that will eventually be the holder of the Company’s primary cannabis license assets. As of the date of this report, Red Earth Holdings has no operations and holds no assets.

Red Earth, LLC

Red Earth, established in 2016, was a wholly owned subsidiary of the Company from December 15, 2017 until August 30, 2019 prior to the Company selling a forty-nine percent (49%) interest in Red Earth to Element NV, LLC, an unrelated third party (See further description of the transaction hereinabove). Red Earth’s assets consist of: (i) a cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada, and (ii) all of the outstanding membership interests in HDGLV, which holds a triple net leasehold interest in a 17,298 square-foot building in Las Vegas, Nevada, which it expects to operate as an indoor marijuana cultivation facility. The Company expects to complete construction of this facility in the first quarter of 2021. In July 2018, the Company completed the first phase of construction on this facility, and it received a City of Las Vegas Business License to operate a marijuana cultivation facility. The Company expects to obtain final approval towards perfecting the cultivation license from the State of Nevada regulatory authorities in the fourth quarter of 2020, but it can provide no assurances on the receipt and/or timing of the final approvals.

HDGLV, LLC	HDGLV is a wholly owned subsidiary of Red Earth, LLC and is the holder of a triple net lease on a commercial building in Las Vegas, Nevada which is being developed to house the Company’s indoor grow facility.

Alternative Hospitality, Inc.	Alternative Hospitality is a Nevada corporation formed in November of 2018. MJ Holdings owns fifty-one percent (51%) of the company and the remaining forty-nine percent (49%) is owned by TVK, LLC, a Florida limited liability company.

MJ International Research Company Limited	MJ International is a wholly owned subsidiary of the Company that is headquartered in Dublin, Ireland. MJ International is the sole shareholder of MJ Holdings International Single Member S.A. and Gioura International Single Member Private Company.

Corporate Information

The Company’s corporate headquarters is located at 1300 South Jones Boulevard Las Vegas, Nevada 89146 and its telephone number is (702) 879-4440. The Company’s website address is: www.mjholdingsinc.com. Information on or accessed through its website is not incorporated into this Form 10-K.

The Company’s Common Stock is not listed on any national stock exchange but is quoted on the OTC Markets Group Inc.’s Pink® Market under the symbol “MJNE.”

Revenue

For the years ended December 31, 2019 and 2018, the Company generated revenues of $897,696 and $8,150, respectively.

Employees

As of December 31, 2019, the Company had 12 full-time employees.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, we are a development stage company with current operations established in October 2016. The Company’s primary asset is a Medical Marijuana Establishment Registration Certificate, Application No. C012 (the “License”) issued by the State of Nevada for the cultivation of marijuana. As of December 31, 2019, our accumulated deficit was $16,038,345. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2019, we had limited capital resources and operations. Through that date, our operations had been funded primarily from the proceeds of equity financings. We may require additional capital in the near future to develop business operations at our proposed production facilities in Las Vegas, Nevada, to expand our production of our future franchise production lines, to develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

We have incurred losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We have incurred losses in prior periods. For the year ended December 31, 2019, we incurred a net loss of $8,271,852 and, as of that date, we had an accumulated deficit of $16,038,345. We had a net loss of $5,007,928 for the year ended December 31, 2018 and, as of that date, we had an accumulated deficit of approximately $7,870,449. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

On January 4, 2018, Attorney General Jeff Sessions issued a Marijuana Enforcement Memorandum that rescinded guidance previously issued to federal law enforcement in a memorandum known as the “Cole Memo”. The Cole Memo provided that the DOJ is committed to the enforcement of the CSA, but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. On April 10, 2019, U.S. Attorney General William Barr, during testimony before the U.S, Senate Appropriations sub-committee, stated “I am accepting the Cole Memorandum for now, but I have generally left it up to the U.S. Attorneys in each state to determine what the best approach is in that state,” A.G. Barr further testified during the hearing. “I haven’t heard any complaints from the states that have legalized marijuana.”

The guidance in the “Cole Memo” sets forth certain enforcement priorities that are important to the federal government:

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

The DOJ historically has not devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, known as the Rohrabacher-Farr amendment, is a rider to the annual appropriations bill that prohibits the DOJ from using federal funds to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until September 30, 2020.

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

Since the use of marijuana is illegal under federal law, many banks will not except for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open or maintain bank accounts may make it difficult for us to operate our proposed marijuana businesses. If any of our bank accounts are closed, we may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and landlords, which could have a significant negative effect on our operations. In March of this year, U.S. Congressman Ed Perlmutter (D – Colorado) introduced house bill H.R. 1595, known as the Secure and Fair Enforcement (SAFE) Banking Act to allow legally operating cannabis related businesses to utilize traditional banking services without fear of federal agencies taking legal action against the banks or their customers. On September 25, 2019, the SAFE bill was passed with strong bipartisan support in the House of Representatives. Many industry observers anticipate that the bill will be signed into law within the next year.

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

As of December 31, 2019, our officers and directors owned approximately 33% of our outstanding Common Stock and thus exercise substantial control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions.

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

Our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

●	lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	inadequate segregation of duties consistent with control objectives;

●	ineffective controls over period end financial disclosure and reporting processes;

●	beginning in July of 2019 the Company’s executive management team began convening weekly meetings to review expenditures and provide cash flow analysis, and

●	the Company intends to add additional external accounting support. On October 1, 2019, the Company established an audit committee which is chaired by Roger Bloss, the Company’s Interim Chief Executive Officer and a Director of the Company and established a compensation committee which is chaired by Paris Balaouras, the Company’s Chief Cultivation Officer and a Director of the Company.

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

Some of our lines of business and services rely on services hosted and controlled directly by third-party service providers. We do not have redundancy for all of our systems, many of our critical applications reside in only one of our data centers and our disaster recovery planning may not account for all eventualities. If our business relationship with a third-party provider of hosting or software services is negatively affected, or if one of our service providers were to terminate its agreement with us, we might not be able to deliver access our data, which could subject us to reputational harm and cause us to lose customers and future business, thereby reducing our revenue.

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

Our business operations have been and may continue to be materially and adversely affected by the outbreak of the novel respiratory illness coronavirus (“COVID-19”).

On March 11, 2020, the World Health Organization declared the outbreak of the novel respiratory illness COVID-19 a pandemic. The new strain of COVID-19 is considered to be highly contagious and poses a serious public health threat.

Any outbreak of such epidemic illness or other adverse public health developments may materially and adversely affect the global economy, our markets and our business. In the first two quarters of 2020, the COVID-19 outbreak has caused disruptions in our grow operations, which have resulted in delays in the shipment of products to certain of our customers and ultimately, a suspension of our operations. A prolonged disruption or any further unforeseen delay in our operations of the growing and delivery process within any of our facilities could continue to result in delays in the shipment of products to our customers, increased costs and reduced revenue.

We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

We face potential business disruptions and related risks resulting from the recent outbreak of the novel coronavirus, which could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, a novel strain of coronavirus, or COVID-19, was reported to have surfaced in Wuhan, China. The COVID-19 outbreak has grown into a global pandemic that has impacted Asia, United States, Europe and other countries throughout the world. Financial markets have been experiencing extreme fluctuations that may cause a contraction in available liquidity globally as important segments of the credit markets react to the development. The pandemic may lead to a decline in business and consumer confidence. The global outbreak of COVID-19 continues to rapidly evolve. As a result, businesses have closed and limits have been placed on travel. The extent to which COVID-19 may impact our business, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We are monitoring the potential impact of the COVID-19 outbreak, and if COVID-19 continues to spread globally, including in the United States, we may experience disruptions that could severely impact the Company’s grow opportunities along with sales, including:

●	the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has reduced consumer demand for our products generally;

●	the uncertainty that our contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time;

●	the impact of social distancing at commercial and retail facilities;

●	delays in receiving approval from local regulatory authorities in the completion of the Company’s RV park;

●	the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has reduced consumer demand for our products generally; and

●	the majority of our retail customers have been unable to sell our products in their stores due to government-mandated closures and have temporarily reduced orders for our products;

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party suppliers in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. Any manufacturing supply interruption of materials could adversely affect our ability to conduct ongoing and future research and testing activities.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Our Articles of Incorporation authorize the issuance of up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2019, we had 65,436,449 shares of Common Stock, outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

Item 2. Properties

The Company’s principal office is located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146, where it occupies approximately 5,000 square feet of an approximately 10,000 square foot office building that the Company purchased in October of 2018 for $1,500,000 subject to a monthly mortgage payment of $6,953.

The Company holds a triple net leasehold interest in a 17,298 square foot building located at 2310 Western Avenue, Las Vegas, Nevada. The lease is for an initial term of 10 years, with a 12-month rent abatement. The commencement date of the lease is June 29, 2017. The lease includes two options to extend, each for an additional 5 years. The lease grants the Company an option to purchase the property on or after the 25th month of the lease and continuing through the 60th month of the lease for the sum of $2,607,880. Currently, the Company has no present intention to exercise the purchase option.

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road was the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. Pursuant to the terms of a Membership Interest Purchase Agreement (“MIPA”) executed between the Company and Farm Road in November of 2018, the Company was to acquire Farm Road for $1,000,000 on the following terms: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125) dollars commencing on the March 1, 2019. On January 18, 2019, pursuant to the terms the MIPA, the Company acquired a 100% interest in Farm Road. The terms of the Promissory Note include a balloon payment to be made on January 17, 2022 of any then remaining principal balance and accrued interest. The MIPA further provides that FRH shall be entitled to receive a consulting fee of five per cent (5%) of the gross sales from any commercial use of the property up to a maximum of five hundred thousand ($500,000) dollars payable to FRH within two years of the January 18, 2019 closing date. The Company has started assembling the Cravo® cultivation system on this property. Subject to receipt of additional funding and all regulatory approvals, the facility will be able to commence operations.

Effective August 1, 2019, the Company entered into an agreement to lease an approximately 17,000 sq. ft. commercial building in Pahrump, NV. The lease is for a term of ten years at an initial monthly rent of $10,000 per month with rent increases each August 1st during the term of the lease equal to the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPI W (Urban Wage Earners and Clerical Workers) for Las Vegas, Nevada. The Company paid the property owner a security deposit in the amount of $20,000. While the Company took possession of the premises on August 1, 2019, the monthly rent commenced on October 1, 2019. The Company has an option, exercisable between July 1, 2020 and July 1, 2024, to purchase the property for $1,800,000. The leasehold has previously been utilized as a fully-licensed State of Nevada marijuana cultivation facility. On November 29, 2019, the building suffered significant damage after a windstorm swept through the town of Pahrump. The storm caused structural damage as well as damage to the plumbing and electrical supply to the building, making the facility unusable. Pursuant to the terms of the lease, the inability to occupy and utilize the facility relieves us of any obligation to pay rent. As of the date of this filing, repairs to the building have not yet commenced. It was the Company’s intention to move its marijuana processing into this facility upon receipt of all required regulatory approvals. As the building remains uninhabitable, the Company cannot estimate when it will be able to commence operations. The Company is examining other options for its processing facility including relocating it to its Amargosa, NV property.

Item 3. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the liability includes probable and estimable legal cost associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company business. There is no pending litigation against the Company at this time.

On October 13, 2020, the Company’s former President and Secretary filed a lien in Clark County, Nevada in the net amount of $501,085 against the Company’s property located at 1300 S. Jones Blvd, Unit 110, Las Vegas, NV 89146 for unpaid compensation, expense reimbursement, accrued leave, severance pay and penalties. Additionally, on November 6, 2020, the Company’s former President and Secretary filed two liens in Nye County, NV in the net amount of $501,085 against the Company’s property located at 4295 Highway 73, Armagosa, NV 89020, also known as the Company’s THC park, and one lien in Nye County, NV in the net amount of $501,085 against the property owned by Acres Cultivation, LLC and the site of the Company’s three (3) acre grow.

Item 4. Mine Safety Disclosures

The disclosures are not applicable to us.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

The Company’s shares of common stock are currently quoted on the OTC Markets Group Inc.’s Pink® Market under the symbol MJNE. The following table sets forth the high and low closing bid prices of its common stock for the quarterly periods for the years ended December 31, 2019 and 2018. These bid prices represent prices quoted by broker-dealers on the OTC Markets Group Inc.’s Pink® Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Closing Bid Price Per Share		Closing Bid Price Per Share
	2019		2018
	High	Low	High	Low
First Quarter	1.18	0.67	8.50	1.42
Second Quarter	0.96	0.50	3.39	1.85
Third Quarter	0.55	0.34	2.66	1.20
Fourth Quarter	0.38	0.21	4.70	0.79

Holders

As of December 31, 2019, there were 154 shareholders of record.

Between January 1, 2019 and December 31, 2019, the Company sold an aggregate of 12,330,000 shares of Common Stock for $6,165,000 to approximately 20 investors all of whom except one were accredited investors. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

Between January 1, 2019 and December 2019, the Company issued 1,645,636 shares of Common Stock to 18 persons in exchange for providing services to the Company valued at approximately $790,000 The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

All of the securities referenced in this section have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not, nor did any affiliated purchaser, make any repurchases of the Company’s securities during the year ended December 31, 2019.

Item 6. Selected Financial Data

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included elsewhere in this report.

Company Background

MJ Holdings, Inc. (OTCPK: MJNE) is a highly-diversified holding company providing cultivation management, asset and infrastructure development – currently concentrated in the Las Vegas market. It is the Company’s intention to grow its business and provide a 360-degree spectrum of infrastructure, including, cannabis cultivation, production of cannabis related products, management services, dispensaries and consulting services. The Company intends to grow its business through joint ventures with existing companies possessing complementary subject matter expertise, acquisition of existing companies and through the development of new opportunities. The Company intends to “prove the concept” profitably in the rapidly expanding Las Vegas market and then use that anticipated success as a template for replicating the concept in other developing states through a combination of strategic partnerships, acquisitions and opening new operations.

The Company’s assets and operations have expanded significantly over the past year. The Company raised more than $6,000,000 during the year ended December 31, 2019 from the sale of its common stock. This sale of its common stock was a non-dilutive event due to the 20,000,000 shares that were previously returned to the Company by its largest shareholder during the first quarter of 2019. The funds were utilized to commence the expansion of its cultivation footprint, contracting for the acquisition marijuana production license and an additional cultivation license, the purchase other supporting real property assets and general working capital.

Current Initiatives include:

●

a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company has the contractual right to manage and cultivate marijuana on this property until 2026, for which it will receive eighty-five percent (85%) of the net revenues realized from its management of this facility. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. The Company completed its second harvest on this property in November of 2019 and had anticipated generating revenue from this harvest until late Q4 of 2020. The impact of COVID-19 greatly impacted the continuing sale of inventory from this harvest. In April of this year, the Company planted a one acre auto-flower crop, which it began harvesting in late June. The Company successfully integrated its cloning program for 2020, and projects that it will grow approximately 8,000 marijuana plants starting in June of this year for harvest in mid Q4 2020.

●

260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property, that is contiguous to the three-acre property that it manages in Amargosa. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of required funding, is expected to become operational in the spring of 2021.

27

●

a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting has significantly delayed the completion of this community. The Company anticipates completing the construction and inspections during the first quarter of 2021.

●

an agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019, the Company executed a Membership Interest Purchase Agreement (“MIPA”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. The licenses were required to be perfected pursuant to Nevada Revised Statutes 453A (NRS 453A - Medical Marijuana) and Nevada Revised Statures 453D (NRS453D – Recreation/Adult Use Marijuana). In January of 2020, the State of Nevada issued a Conditional Medical Marijuana Cultivation Certificate and a Conditional Medical Marijuana Production Certificate. On May 1, 2020, the State of Nevada issued a Conditional Recreational Marijuana Cultivation Certificate and a Conditional Recreational Marijuana Production Certificate. As of October 2019, the State of Nevada had placed a moratorium on the transfer of all licenses within the state. The Company does not know when this moratorium will be lifted, but it expects the newly formed Cannabis Control Board to expedite transfers beginning in Q4 of 2020. Due to the ongoing impact of COVID-19 on the Company’s business operations, it has been unable to comply with the payment obligations required of it in the MIPA. In February of this year, the Company received a Demand for Payment from the Seller. As of the date of this filing, the Company has been in active negotiations with the Seller for an extension of the payment terms. There is no guarantee that it will be successful in its negotiations. In the event it is not successful, the Company would forfeit all funds paid to date. Please see Note 15 — Subsequent Events for further information.

●

indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its subsidiary, Red Earth, LLC, the Company holds a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. Due to the ongoing impact of COVID-19 on the Company’s respective business operations, it has not been able to pay the monthly rent. As of the date of this filing, the Company is in active negotiations with the landlord to find an acceptable resolution regarding the payment of past due rent. The Company is currently in discussions with Element regarding the default of payments. There is no guarantee that Element will agree to remit the required funds to bring them current under the terms of the Agreement. In the event that Element fails to make the required payment, the Company may elect to remit a Notice of Default to Element, terminate the Agreement, fund the development of the facility through additional sources or sale the license.

The Company may also continue to seek to identify potential acquisitions of revenue producing assets and licenses within legalized cannabis markets that can maximize shareholder value.

The Company may face substantial competition in the operation of cultivation facilities in Nevada. Numerous other companies have also been granted cultivation licenses, and, therefore, the Company anticipates that it will face competition from these other companies. The Company’s management team has experience in successfully developing, implementing, and operating marijuana cultivation and related businesses in other legal cannabis markets. The Company believes its experience in outdoor cultivation provides it with a distinct competitive advantage over its competitors and it will continue to focus on this area of its operations.

The Company presently occupies a portion of the first and second floors of its approximately 10,000 sq. ft. office building, located in the City of Las Vegas. This properly was acquired in October of 2018, and the Company presently owes approximately $1,086,662 on the note issued to the Seller. The Company has put this building up for sale at $1,700,000 as it feels the funds can be better utilized on its grow operations

The Company was incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida Limited Liability Company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January 21, 2009, Securitas EDGAR Filings LLC merged into Securitas EDGAR Filings, Inc., a Nevada corporation. On February 14, 2014, the Company amended and restated its Articles of Incorporation and changed its name to MJ Holdings, Inc.

On November 22, 2016, in connection with a plan to divest the Company of its real estate business, the Company submitted to its stockholders an offer to exchange (the “Exchange Offer”) its common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly-formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company accepted for exchange 1,800,000 shares of its Common Stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company held ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

Acquisition of Red Earth

On December 15, 2017, the Company acquired all of the issued and outstanding membership interests of Red Earth, LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of its Common Stock and a promissory note in the amount of $900,000. The acquisition was accounted for as a “Reverse Merger”, whereby Red Earth was considered the accounting acquirer and became its wholly owned subsidiary. Upon the consummation of the acquisition, the now former members of Red Earth became the beneficial owners of approximately 88% of the Company’s Common Stock, obtained controlling interest of the Company, and retained certain of its key management positions. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition”, the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of Red Earth prior to the reverse merger in all future filings with the SEC. Red Earth is the holder of a Nevada Marijuana Establishment Certificate for the cultivation of marijuana.

The consolidated financial statements after completion of the reverse merger included: the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements. In February of 2019, the Company repurchased, from the Company’s largest shareholder, 20,000,000 of the 26,366,484 shares of common stock that this shareholder originally received in connection with the Reverse Merger - for a total purchase price of $20,000.

The Company’s corporate headquarters is located at 1300 South Jones Boulevard Las Vegas, Nevada 89146 and its telephone number are (702) 879-4440. The Company’s website address is: www.MJHoldingsinc.com. No information available on or through its websites shall be deemed to be incorporated into this Form 10-K. The Company’s common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s Pink® Market under the symbol “MJNE.”

Our Business

Through its acquisition of Red Earth and its wholly owned subsidiary, HDGLV, LLC (“HDGLV”), the Company began cultivating marijuana, which commenced during the fourth quarter of 2018 upon approval by the Nevada Department of Taxation of the transfer of a Provisional Cultivation License to Red Earth, which occurred in April 2018. It is the Company’s intention to grow its business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation and production management, and consulting services in the regulated cannabis industry.

Through Red Earth, the Company holds a provisional State of Nevada issued cannabis cultivation license, and through HDGLV, the Company holds a triple-net leasehold, with an option to buy, on a 17,298 square-foot building, which it expects will be home to its cultivation facility.

The Company currently operates through the following entities:

Corporate Entities

MJ Holdings, Inc.	This entity, the Parent, serves as a holding company for all of the operating businesses/assets.

Prescott Management, LLC	Prescott Management is a wholly owned subsidiary of the Company that provides day-to-day management and operational oversight to the Company’s operating subsidiaries.

Icon Management, LLC	Icon is a wholly owned subsidiary of the Company that provides Human Resource Management (“HR”) services to the Company. Icon is responsible for all payroll activities and administration of employee benefit plans and programs.

Farm Road, LLC	Farm Road, LLC is a wholly owned subsidiary of the Company that owns 260 acres of farmland in Amargosa, NV. The Company acquired all of the membership interests of Farm Road in January of 2019.

Condo Highrise Management, LLC	Condo Highrise Management is a wholly owned subsidiary of the Company that manages the Company owned Trailer Park in Amargosa, Nevada.

Red Earth Holdings, LLC	Red Earth Holdings, LLC is a wholly owned subsidiary of the Company that will eventually be the holder of the Company’s primary cannabis license assets. As of the date of this report, Red Earth Holdings has no operations and holds no assets

Red Earth, LLC

Red Earth, established in 2016, was a wholly owned subsidiary of the Company from December 15, 2017 until August 30, 2019 prior to the Company selling a forty-nine percent (49%) interest in Red Earth to Element NV, LLC, an unrelated third party (See further description of the transaction hereinabove). Red Earth’s assets consist of: (i) a cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada, and (ii) all of the outstanding membership interests in HDGLV, which holds a triple net leasehold interest in a 17,298 square-foot building in Las Vegas, Nevada, which it expects to operate as an indoor marijuana cultivation facility. The Company expects to complete construction of this facility in the first quarter of 2021. In July 2018, the Company completed the first phase of construction on this facility, and it received a City of Las Vegas Business License to operate a marijuana cultivation facility. The Company expects to obtain final approval towards perfecting the cultivation license from the State of Nevada regulatory authorities in the fourth quarter of 2020, but it can provide no assurances on the receipt and/or timing of the final approvals.

HDGLV, LLC	HDGLV is a wholly owned subsidiary of Red Earth, LLC and is the holder of a triple net lease on a commercial building in Las Vegas, Nevada which is being developed to house the Company’s indoor grow facility.

Alternative Hospitality, Inc.	Alternative Hospitality is a Nevada corporation formed in November of 2018. MJ Holdings owns fifty-one percent (51%) of the company and the remaining forty-nine percent (49%) is owned by TVK, LLC, a Florida limited liability company.

MJ International Research Company Limited	MJ International is a wholly owned subsidiary of the Company that is headquartered in Dublin, Ireland. MJ International is the sole shareholder of MJ Holdings International Single Member S.A. and Gioura International Single Member Private Company.

Critical Accounting Policies, Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. The Company believes that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers using the modified retrospective method. Since the Company had not previously recognized any revenue there was no impact upon adoption of ASC 606 on its consolidated financial statements. The new revenue standard was applied prospectively in the Company’s consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods. Revenues are recognized when control of the promised goods or performance obligations for services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services.

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

The Company evaluates convertible preferred stock in accordance with ASC 470-20-35-7. There were no issuances of convertible preferred stock in 2019.

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

Results of Operations for the Years Ended December 31, 2019 and 2018

The Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of Red Earth, the “accounting acquirer,” based on the accounting treatment for reverse merger transactions.

Revenues

Revenues were $897,696 for the year ended December 31, 2019 compared to $8,150 for the year ended December 31, 2018. The 2019 revenue was derived from the Company’s Agreement with a Licensed Operator and rental income from its THC Park.

Operating Expenses

Direct cost of revenue was $1,187,723 for the year ended December 31, 2019 compared to $10,000 for the year ending December 31, 2018, resulting in an increase of $1,177,723. The increase was largely attributable to (1) labor costs (2) cost of materials (3) product testing, and (4) professional fees.

General and administrative, marketing and selling expenses were $6,790,564 for the year ended December 31, 2019 compared to $4,680,769 for the year ended December 31, 2018, resulting in an increase of $2,109,795. The increase was largely attributable to the following: (1) increased legal, accounting and other professional fees, cultivation consulting services and corporate advisory services (2) inventory reserve on Q-Cups and accessories.

Depreciation and amortization were $371,512 for the year ended December 31, 2019 compared to $123,256 for the year ended December 31, 2018, resulting in an increase of $248,256. The increase was largely attributable to the Company purchasing equipment, furniture and a 10,000 sq. ft. office building.

Other income (expenses)

Other income/(expense) were ($819,749) for the year ended December 31, 2019 compared to ($202,053) for the year ended December 31, 2018, resulting in an increase of $617,696. The increase was largely attributable to loss on impairment of investment in the amount of $1,110,356.

Net loss was $8,271,852 for the year ended December 31, 2019 compared to loss of $5,007,928 for the year ended December 31, 2018. The increase in net loss in 2019 is attributable to planned expansion of the business.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended December 31, 2019 and 2018:

	2019	2018
Cash Flows:

Net cash used in operating activities	(4,622,155)	(5,792,542)
Net cash used in investing activities	(1,516,643)	(2,734,672)
Net cash provided by financing activities	6,105,074	6,070,007

Net decrease in cash	33,724	2,457,207
Cash at beginning of year	56,656	2,513,863

Cash at end of year	$22,932	$56,656

The Company had cash of $22,932 at December 31, 2019 compared with cash of $56,656 at December 31, 2018.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2019, was $4,622,155 versus $5,792,542 for the year ended December 31, 2018. The decrease in cash used in operating activities in 2019 included a net loss of $8,271,852 offset by an impairment of investments of $250,000, impairment of notes receivable of $160,356, impairment of inventory of $1,271,402 and stock-based compensation of $796,236.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2019, was $1,516,643 as compared to $2,734,672 for the year ended December 31, 2018. The decrease in investing activities in 2019 is attributable to the decrease in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2019, was $6,105,074 as compared to $6,070,007 for the year ended December 31, 2018. The increase in financing activities in 2019 is attributable to the issuance of common stock sold through the Company’s Regulation D offering.

During 2019, the Company raised $6,165,000 from the sale of 12,330,000 shares of the Company’s $0.001 par value common stock. Those shares sold were shares resulting from the February of 2019 return, by the Company’s then largest shareholder, Red Dot Development, LLC (“Red Dot”), of 20,000,000 shares of the Company’s common stock to the Company for cancellation in exchange for a payment of $20,000. Beginning in March of 2019, pursuant to the filing of a Form D with the SEC, the Company offered for sale 15,000,000 of these shares at a per share price of $0.50 per share.

During 2018, the Company raised $5,621,001 from the sale of 7,809,174, shares of the Company’s $.001 par value common stock, which includes $2,500,000 from the sale of 2,500 shares of the Company’s Series A Preferred Stock (“Preferred Stock”). Each share of Preferred Stock was convertible into 1,333 shares of the Company’s $.001 par value common stock. Additionally, the Company issued a Convertible Note in the Amount of $250,000 bearing an annual interest rate of five percent (5%). The Note was converted into 500,000 shares of the Company’s $.001 par value common stock at $.50 per share on July 15, 2019.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Seasonality

The Company does not consider its business to be seasonal.

Commitments and Contingencies

The Company is subject to the legal proceedings described in “Item 3. Legal Proceedings” of this report. There are no legal proceedings which are pending or have been threatened against it or any of the Company’s officers, directors or control persons of which management is aware.

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2019 had a material impact on the Company’s operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2019.

Evaluation of Internal Controls and Procedures

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined by Securities Exchange Act Rule 13a-15(f). Its internal controls are designed to provide reasonable assurance as to the reliability of its financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019, as required by Securities Exchange Act Rule 13a-15(c). In making its assessment, the Company has utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company concluded that based on its evaluation, the Company’s internal control over financial reporting was not effective as of December 31, 2019.

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2019, due to resource constraints, material weaknesses became evident to management regarding its inability to generate all the necessary disclosures for inclusion in its filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company lacked sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes it to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company does not have any independent outside director on the Company’s Board of Directors and lacks documentation of its internal control processes. The Company intends to add additional external accounting support. During 2019, the Company established an audit committee and compensation committee. Beginning in July of 2019, the Company’s executive management team began convening weekly meetings to review expenditures and provide cash flow analysis.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. During 2020, as its business operations expand, the Company plans to hire additional employees and engage outside professionals to address the material weaknesses identified above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

The Company’s directors and executive officers, their ages, positions held, and duration of such, were as follows as of December 31, 2019:

Name of Officer/Director	Age	Position with Company	Director Since
Paris Balaouras	49	CEO and Chairman of the Board of Directors	December 15, 2017
Roger J. Bloss	62	Director	April 1, 2019
Richard S. Groberg (1)	63	President	-
Laurence Ruhe (2)	58	Treasurer and CFO	-
Terrence M. Tierney (3)	58	Secretary and interim President	-

(1)	Mr. Groberg was appointed to the office of President on July 15, 2019. On January 22, 2020, Mr. Groberg tendered his resignation as an officer of the Company.
(2)	Mr. Ruhe was appointed to the office of Treasurer and Chief Financial Officer on June 1, 2019. On March 2, 2020, Mr. Ruhe tendered his resignation as an officer of the Company.
(3)	On January 22, 2020, the Board appointed Mr. Tierney to the additional position of interim President. On August 7, 2020, the Board terminated the employment of Mr. Tierney.

Business Experience

The following is a brief overview of the education and business experience of each of the Company’s directors and executive officers during at least the past five years, including their principal occupations or employment during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Paris Balaouras was appointed Chief Executive Officer and Chairman of the Board on December 15, 2017. Mr. Balaouras assumed the title of President of the Company on January 1, 2019. Mr. Balaouras has more than ten years of experience in the development and operations of legal cannabis businesses, including license acquisition, facility management, cannabis cultivation, and legislative initiatives. Mr. Balaouras was the founding and managing partner of Acres Medical, LLC (“Acres Medical”) from April 2014 until February 2016. While with Acres Medical, Mr. Balaouras was instrumental in raising investment capital for the acquisition of five Nevada Medical and Recreational Marijuana Establishment Certificates, the development and opening of a 20,000 square foot dispensary in Las Vegas, Nevada, and the acquisition of a 37-acre cultivation facility in the Amargosa Valley, Nevada, creating the largest cultivation site in the State of Nevada. From 2012 until 2016, while serving as the Principal Officer at Natural Remedy Patient Center, Mr. Balaouras obtained an Arizona dispensary, cultivation, and production license. Mr. Balaouras is a member of the Nevada Dispensary Association, Americans for Safe Access, and the National Organization for the Reform of Marijuana Law. Mr. Balaouras’ extensive experience and background with entities related to the Company’s core business initiatives uniquely qualifies him to serve on the Company’s Board of Directors.

Roger J. Bloss was elected to the Company’s Board of Directors on April 1, 2019. Mr. Bloss has more than 40 years of experience in the hospitality industry and has served in executive positions with several major hotel franchise companies including as Executive VP and President of Global Development at Red Lion Hotels Corp. and President and Chief Executive Officer of Vantage Hospitality Group, Inc. which he co-founded in 1996. Mr. Bloss’ vast business and senior level management experience, with both private and public companies, makes him highly qualified to serve on the Company’s Board of Directors.

Richard S. Groberg was appointed to the office of President on July 15, 2019. Mr. Groberg’s primary responsibility is overseeing the day-to-day operations and business development activities of the Company. Mr. Groberg has significant experience, as both an operating and financial executive, building, acquiring and operating high-growth, multi-location businesses. He also has significant experience with M&A; public and private equity and debt financing and managing public companies. Mr. Groberg previously served for the past five years as the Managing Member of RSG Advisors, LLC a financial advisory firm that provided interim CFO and other advisory services to a variety of clients. Additionally, most recently, from October 2018 until July 2019, Mr. Groberg served as an Operating Advisor for Atlantic Street Capital. From January 2018 through October 2018, Mr. Groberg served as CFO of Freedom Leaf, Inc., a publicly traded Nevada corporation that engages in hemp-based CBD activities. From August 2014 to the present, Mr. Groberg (through September 2018 as an employee and, subsequently, as a consultant through RSG Advisors, LLC, served as Chief Financial Officer and then Contracts Manager for Ever Well Health Systems, LLC. Mr. Groberg resigned from the Company effective January 22, 2020.

Laurence Ruhe was appointed to the office of Treasurer and Chief Financial Officer on June 1, 2019. Mr. Ruhe reports directly to the Company’s CEO and has primary responsibility for all accounting functions and public information filings with the U.S. Securities and Exchange Commission. From July 2018 through May 2019, Mr. Ruhe served as the Chief Financial Officer of Freedom Leaf, Inc., a publicly traded Nevada corporation that engages in hemp-based CBD activities, where his primary responsibilities included all accounting functions, SEC 10-K and 10-Q preparation and filing, implementation of financial controls and procedures and providing monthly reports to senior management. Mr. Ruhe previously provided accounting consulting services to Ultimate Staffing and from August 2007 until June 2017 he was employed as the Senior Vice President/Controller of BMM Testing Labs in Las Vegas, NV where he also served on BMM’s audit and finance committees. Mr. Ruhe resigned from the Company effective March 2, 2020.

Terrence M. Tierney was appointed as the Company’s Secretary on September 19, 2018. On October 15, 2018 Mr. Tierney was named the Company’s Chief Administrative Officer. Mr. Tierney has over 30 years of senior level management experience in both the private and public sectors. From October 2009 until October 2015, he served as the Managing Partner of Profesco Partners, a business management consulting firm focused on start-up companies, corporate reorganizations and tax qualified not for profit public charities. From October 2011 until October 2013, Mr. Tierney also served as the Managing Director of Building for America’s Bravest, a joint venture program between the Gary Sinise Foundation and the Stephen Siller Tunnel to Towers Foundation that builds custom designed “smart homes” for severely wounded U.S. military personnel. From October 2015 until September 2018, Mr. Tierney was President of Profesco, Inc., the successor in interest to Profesco Partners. Mr. Tierney earned a Bachelor of Science degree in Aeronautics/Professional Pilot from St. Louis University and was awarded a Juris Doctor degree from New York Law School in 1992. On August 7, 2020, the Board terminated the employment of Mr. Tierney.

Significant Employees

At December 31, 2019, the Company did not have any significant employees other than its executive officers.

Family Relationships

There are no familial relationships by and between Mr. Balaouras and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Board Committees

On October 2, 2019, the Company established an audit committee which is chaired by Roger Bloss, the Company’s Interim Chief Executive Officer and a Director of the Company and established a compensation committee which is chaired by Paris Balaouras, the Company’s Chief Cultivation Officer and a Director of the Company. The Company’s common stock is not currently listed on any national exchange and it is not required to maintain such committees by any self-regulatory agency.

Director Compensation

As of December 31, 2019, the Company’s Board had one non-employee director who received no compensation for his services during 2019 and no additional compensation is paid to any of its employee directors for serving as a director. Please see Note 15 - Subsequent Events for further information.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is a voluntary filer and Section 16(a) of the Securities Exchange Act of 1934, as amended, is not applicable to it.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2019 and 2018, by its Chief Executive Officer and its other most highly compensated executive officers (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2019. Except as provided below, none of its named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paris Balaouras
Chief Executive Officer and Director	2019	197,867	-	-	-	-	-	-	197,867
	2018	-	-	-	-	-	-	-	-

Terrence M. Tierney
President (1)	2019	194,065	-	-	-	-	-	-	194,065
	2018	19,846	-	-	-	-	30,000	-	49,846

Richard Groberg
President (2)	2019	81,885	-	-	-	-	-	-	81,885

Laurence Ruhe
Chief Financial Officer (3)	2019	48,462	-	-	-	-	-	-	48,462

John R. Wheeler
Chief Financial Officer (4)	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Andrew Boutsikakis
President (5)	2019	-	-	-	-	-	-	-	-
	2018	113,077	-	-	-	-	-	-	113,077

(1)	On August 7, 2020, the Board terminated the employment of Mr. Tierney.
(2)	Mr. Groberg resigned from the Company effective January 22, 2020.
(3)	Mr. Ruhe resigned from the Company effective March 2, 2020.
(4)	Mr. Wheeler resigned from the Company effective May 31, 2019.
(5)	Mr. Boutsikak resigned from the Company effective December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of the Company’s common stock classified as exercisable and unexercisable as of December 31, 2019, for the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paris Balaouras	-	-	-	-	-	-	-	-	-

Terrence M. Tierney	-	-	-	-	-	-	-	-	-

Richard Groberg	-	-	-	-	-	-	-	-	-

Laurence Ruhe	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of December 7, 2020:

●	each person whom the Company knows beneficially owns more than 5% of its common stock;

●	each of the Company’s named executive officers and directors; and

●	all of the Company’s executive officers and directors as a group.

Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, of any shares of the Company’s common stock over which he or she has or shares, directly or indirectly, voting or investment power or of which he or she has the right to acquire beneficial ownership at any time within 60 days. As used in this Annual Report, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

The percentage of beneficial ownership is based on 66,999,262 shares of Common Stock as of December 7, 2020, which includes 65,756,262 shares of common stock outstanding, 10,000 shares of the Company’s common stock issuable upon exercise of the Tierny option and 1,233,000 shares of the Company’s common stock issuable upon exercise of the warrants issued to purchasers of the Company’s common stock through the Company’s Regulation D offering in 2019.

Name of Beneficial Owner/Management and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Total Shares of Common Stock Beneficially Owned
Paris Balaouras (1)(2)	20,319,500	30.33%
Chief Cultivation Officer and Director

Roger J. Bloss (3)(4)	1,518,562	2.27%
Interim Chief Executive Officer and Director

Bernard Moyle (5)(6)	14,000	* %
Secretary

Jim Kelly (7)	-	0.00%
Interim Chief Financial Officer

David Dear (8)(9)	187,667	* %
Director

All directors and executive officers as a group (4 persons)	22,039,729	32.90%
Five Percent Beneficial Owner:
Douglas Brown (10)(11)	11,000,000	16.42%

*Represents beneficial ownership of less than one percent (1%).

(1)	The shares included in Mr. Balaouras’ ownership include 20,319,500 shares of common stock, held by Roll On, LLC, a limited liability company of which Mr. Balaouras is a member and manager. Mr. Balaouras has sole authority to dispose of the shares of common stock.

(2)	The address for Roll On, LLC is 1300 South Jones Boulevard., Las Vegas, Nevada 89146.

(3)	The shares included in Mr. Bloss’ ownership include 1,000,000 shares of common stock acquired in September of 2018 pursuant to the Company’s Regulation D private placement offering, 500,000 shares of common stock upon the conversion of a convertible note in July of 2019 and 18,562 shares of common stock issued for services.

(4)	The address for Mr. Bloss is 1300 South Jones Boulevard., Las Vegas, Nevada 89146.

(5)	The shares included in Mr. Moyle’s ownership include 14,000 shares of common stock purchased in open market transactions.

(6)	The address for Mr. Moyle is 1300 South Jones Boulevard., Las Vegas, Nevada 89146.

(7)	The address for Mr. Kelly is 1300 South Jones Boulevard., Las Vegas, Nevada 89146

(8)

The shares included in Mr. Dear’s ownership include 110,000 shares of common stock acquired in June of 2019 pursuant to the Company’s Regulation D private placement offering, 11,000 shares issuable upon exercise of the Dear warrant issued in connection with the Company’s Regulation D private placement offering in 2019 and 66,667 shares issued for services rendered on behalf of the Company.

(9)	The address for Mr. Dear is 1300 South Jones Boulevard., Las Vegas, Nevada 89146.

(10)

The shares included in Mr. Brown’s ownership include 10,000,000 shares of common stock acquired in May of 2019 pursuant to the Company’s Regulation D private placement offering and 1,000,000 shares issuable upon exercise of the Brown warrant issued in connection with the Company’s Regulation D private placement offering in 2019.

(11)	The address for Mr. Brown is 1300 South Dekalb St., Shelby, NC 28152.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of transactions since October 17, 2016, to which the Company has been a party in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years; and

●	its directors and executive officers or holders of more than 5% of the Company’s common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

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

Between April 2018 and December 31, 2018, the Company engaged Desert Star Construction, LLC (“Desert Star”) to perform general contractor services at its managed facility in Amargosa Valley and its leased premises at 2310 Western Avenue. The Company made payments to Desert Star in excess $190,000. Ronald Sassano, a Managing Member of Red Dot is also a Manager of Desert Star.

Between March 2018 and May 2018, the Company made payments totaling $54,000 to Apex Operations, LLC (“Apex”) as commission payments for third party contracts for assembly of greenhouses on property owned and licensed by Acres Cultivation, LLC. Upon information and belief, Ronald Sassano and/or Michael Sassano are controlling parties with regard to Apex.

On October 17, 2018, the Company executed a convertible promissory note for $250,000 with Roger Bloss, a director of the Company. The note accrued interest of 5.0% per annum at maturity. On July 15, 2019, the note was converted into 500,000 shares of restricted common stock. The note is paid in full.

In November of 2018, the Company formed Alternative Hospitality, Inc. (“Alternative”), a Nevada corporation as a joint venture with TVK, LLC (“TVK”), an unrelated Florida limited liability company. The principals of TVK, have over 40 years of broad experience operating and developing hotel properties. The Company owns fifty-one percent (51%) of Alternative and TVK owns the remaining forty-nine percent (49%). Alternative will develop hotel properties with a focus on the wellness aspects of cannabis and cannabis related products. Roger Bloss, one of the principal owners of TVK and a director of the Company, will serve as Alternative’s President. The Company’s Secretary, Terrence M. Tierney, served as TVK’s Vice President and Secretary of Alternative up through the date of his termination and Mr. Bernard Moyle has been appointed to serve as Alternative’s Treasurer.

On February 1, 2019, the Company executed a short-term promissory note for $101,000 with Roll On, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note bears no interest. The note was paid in full on April 1, 2019.

On February 15, 2019, the Company entered into a Licensing Agreement (the “Agreement”) with Highland Brothers, LLC, (“HB”) an entity controlled by the Company’s former Chief Executive Officer and current director. Under the terms of the Agreement, HB granted the Company an exclusive license to use any and all branding materials of HB including, without limitation, its name, logo, and any and all intellectual property rights. In consideration of the license, the Company agreed to compensate HB seven percent (7%) of the net sales generated by the Company for any products utilizing and/or integrating property rights, brands or logos of HB commencing in 2020. The Agreement has a term of ten (10) years.

Board Composition and Director Independence

The Company’s business and affairs are managed under the direction of the board of directors. At December 31, 2019, its board of directors was currently comprised of two members, Paris Balaouras and Roger Bloss. Because of his relationship to the Company, Mr. Balaouras is not “independent” under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services.

Paritz & Company, P.A. (“Paritz”) had served as the Company’s independent registered public accounting firm for the years ended December 31, 2017 and 2016. In accordance with the requirements of the Sarbanes-Oxley Act of 2002, all audit and audit-related services and all non-audit services performed by the Company’s current independent public accounting firm are approved in advance by its Board of Directors, including the proposed fees for any such service, in order to assure that the provision of any such service does not impair the accounting firm’s independence. The Board of Directors is informed of each service actually rendered. On October 10, 2018. the Company was informed by Paritz that it was being acquired by Prager Metis CPAs LLC (“Prager”) and would no longer continue to serve as the Company’s independent registered public accounting firm. As a result, the Company’s Board of Directors engaged Prager to serve as the Company’s independent registered public accounting firm effective October 10, 2018. On December 21, 2018, Prager advised the Company of its resignation effective on the same date.

On February 15, 2019, the Company’s Board of Directors engaged Marcum, LLP as its independent registered public accounting firm. On October 21, 2019, the Company dismissed Marcum as the Company’s independent registered public accounting firm. As a result, the Company’s Board of Directors engaged Sadler, Gibb & Associates, LLC (“Sadler Gibb”) to serve as the Company’s independent registered public accounting firm effective October 21, 2019.

The report of Marcum on the financial statements of the Company for the fiscal year ended December 31, 2018 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit reports on the financial statements of the Company for the fiscal year ended December 31, 2018 contained an uncertainty about the Company’s ability to continue as a going concern.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the audit years ended December 31, 2019 and 2018, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

Sadler, Gibb &Associates, LLC

	2019	2018
Audit Fees	$90,000	$-
Audit-related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$90,000	$-

Marcum LLP

	2019	2018
Audit Fees	$7,500	$105,000
Audit-related Fees	250	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$7,750	$105,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents filed as part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

FINANCIAL STATEMENT INDEX

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MJ Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MJ Holdings, Inc. (“the Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2019.

Salt Lake City, UT

December 10, 2020

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor in 2019.

Melville, NY
October 15, 2019

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets
Cash	$22,932	$56,656
Accounts receivable	11,675	-
Inventory	-	1,587,852
Prepaid expenses	476,742	481,216
Marketable securities – available for sale	150,000	-
Other current assets	156,229	-
Prepaid inventory	-	337,560
Total current assets	817,578	2,463,284

Property and equipment, net	4,574,082	2,628,951
Intangible assets	300,000	300,000
Marketable securities – available for sale	-	150,000
Deposits	289,817	138,634
Operating lease - right-of-use asset	2,194,278	-
Total assets	$8,175,755	$5,680,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,076,145	$619,202
Customer deposit	441,000	386,416
Current portion of long-term notes payable	1,249,561	312,905
Operating lease obligation, short-term	237,604	-

Total current liabilities	3,004,310	1,318,523

Non-current liabilities
Long-term notes payable, net of current portion	929,526	1,036,101
Operating lease obligation, net of current portion	2,131,042	-
Deferred rent	-	204,026

Total non-current liabilities	3,060,568	1,240,127

Total liabilities	6,064,878	2,558,650

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 slated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 65,436,449 and 70,894,146 shares issued, issuable, and outstanding at December 31, 2019 and December 31, 2018, respectively	65,436	70,894
Additional paid-in capital	18,177,723	10,921,774
Common stock issuable	19	-
Subscription receivable	10,000	-
Accumulated deficit	(16,038,345)	(7,870,449)
Total stockholders’ deficit attributable to MJ Holdings, Inc.	2,214,833	3,122,219
Noncontrolling interests	(103,956)	-
Total shareholders’ equity	2,110,877	3,122,219
Total liabilities and stockholders’ equity	$8,175,755	$5,680,869

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ending
	December 31,
	2019	2018

Revenue, net	$897,696	$8,150

Operating expenses
Cost of sales	1,187,723	10,000
General and administrative	6,774,597	4,194,751
Marketing and selling	15,967	486,018
Depreciation and amortization	371,512	123,256
Total operating expenses	8,349,799	4,814,025

Operating loss	(7,452,103)	(4,805,875)

Other income (expense)
Interest expense	(127,656)	(15,151)
Interest income	10,540	598
Loss on impairment of investments	(1,110,356)	(187,500)
Loss on write down of deposit	(13,343)	-
Other income	421,066	-
Total other (expense)	(819,749)	(202,053)

Loss before provision for income tax	(8,271,852)	(5,007,928)
Provision for income taxes	-	-
Net Loss	(8,271,852)	(5,007,928)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	(2,500,000)
Loss attributable to non-controlling interests	(103,956)	-
Net loss attributable to common shareholders	(8,167,896)	(7,507,928)
Net loss attributable to common stockholders per share - basic and diluted	$(0.14)	$(0.12)
Weighted average number of shares outstanding - basic and diluted	57,640,807	64,677,529

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid in	Subscriptions	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at January 1, 2018	-	$-	400,000	$400	62,675,407	$62,675	$1,704,764	$-	$-	$(362,521)	$1,804,918
Issuance of preferred stock for cash	2,500	3	-	-	-	-	2,499,997	-	-	-	2,500,000
Issuance of common stock for deposit on land acquisition	-	-	-	-	29,070	29	49,971	-	-	-	50,000
Issuance of common stock for stock exchange with HCMC	-	-	-	-	85,714	86	149,914	-	-	-	150,000
Issuance of common stock for deposit related to Joint Venture	-	-	-	-	250,000	250	187,250	-	-	-	187,500
Issuance of common stock for services	-	-	-	-	44,781	45	59,945	-	-	-	59,990
Issuance of common stock for cash	-	-	(400,000)	(400)	4,475,841	4,476	3,516,525	-	-	-	3,121,001
Conversion of preferred stock for common stock	(2,500)	(3)	-	-	3,333,333	3,333	(3,330)	-	-	-	-
Contributed services	-	-	-	-	-	-	250,000	-	-	-	250,000
Issuance of stock options for services	-	-	-	-	-	-	6,738	-	-	-	6,738
Deemed dividend related to beneficial conversion feature of preferred stock	-	-	-	-	-	-	2,500,000	-	-	(2,500,000)	-
Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	-	-	(5,007,928)	(5,007,928)
Balance at January 1, 2019	-	$-	-	$-	70,894,146	$70,894	$10,921,774	$-	$-	$(7,870,449)	$3,122,219
Issuance of common stock for services	-	-	-	-	1,645,636	1,647	794,582	-	-	-	796,229
Issuance of common stock for stock subscriptions payable	-	-	-	-	12,330,000	12,330	6,152,670	10,000	-	-	6,175,000
Return of common stock for cash	-	-	-	-	(20,000,000)	(20,000)	-	-	-	-	(20,000)
Issuance of common stock for purchase of property and equipment	-	-	-	-	66,667	65	49,935	-	-	-	50,000
Issuance of common stock for conversion of debt and interest	-	-	18,562	19	500,000	500	258,762	-	-	-	259,281
Net loss for the year ended December 31, 2019	-	-	-	-	-	-	-	-	(103,956)	(8,167,896)	(8,271,852)
Balance at December 31, 2019	-	$-	18,562	$19	65,436,449	$65,436	$18,177,723	$10,000	$(103,956)	$(16,038,345)	$2,110,877

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ending
	December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss attributable to MJ Holdings, Inc.	$(8,167,896)	$(5,007,928)
Net loss attributable to noncontrolling interests	(103,956)	-
Net loss	(8,271,852)	(5,007,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	150,007	-
Amortization of deferred rent	-	99,461
Common stock issued for services	796,236	66,728
Depreciation and amortization	371,512	123,256
Impairment of cost method investments	250,000	-
Impairment of notes receivable	160,356	-
Impairment of deposits	700,000	-
Impairment of inventory	1,271,402	-
Impairment of joint venture	-	187,500
Contributed services	-	250,000
Changes in operating assets and liabilities:
Accounts receivable	(11,675)	-
Interest receivable	(10,356)	-
Inventory	316,450	(1,587,852)
Prepaid expenses and prepaid inventory	342,034	(813,276)
Asset held for disposition	-	584
Deposits	(851,183)	(46,251)
Accounts payable and accrued liabilities	446,224	548,820
Deferred rent	(7,150)	-
Other current assets	(156,229)	-
Operating lease liability	(172,515)	-
Customer deposits	54,584	386,416
Net cash used in operating activities	(4,622,155)	(5,792,542)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,116,643)	-
Purchase of cost method investment	(250,000)	-
Issuance of note receivable	(150,000)	-
Purchase of fixed assets	-	(2,734,672)
Net cash used in investing activities	(1,516,643)	(2,734,672)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	201,000	1,350,000
Proceeds from the issuance of convertible preferred stock	-	2,500,000
Proceeds from the issuance of common stock	6,164,993	3,121,001
Proceeds from the common stock to be issued	10,000	-
Repayment of notes payable	(270,919)	(994)
Repayment of convertible note due to related party	-	(900,000)
Net cash provided by financing activities	6,105,074	6,070,007

Net decrease in cash	(33,724)	(2,457,207)

Cash, beginning of period	56,656	2,513,863

Cash, end of period	$22,932	$56,656

Supplemental disclosure of cash flow information:
Interest paid	116,153	6,629
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued to acquire available for sale securities	$-	150,000
Common stock issued for deposit related to joint venture	$-	187,500
Common stock issued for deposit of asset acquisition	$-	50,000
Conversion of preferred stock into common stock	$-	3,333
Deemed dividend on preferred stock	$-	2,500,000
Return and cancellation of common stock	$20,000	-
Common stock and debt issued for asset acquisition	$300,000	-
Right of use asset obtained in exchange for operating lease obligation	$2,541,161	-
Financing purchases of property and equipment	$900,000	-
Common stock issued for conversion of debt and interest	$259,281	-

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 1 — Description of Business

MJ Holdings, Inc. (OTCPK: MJNE) is a highly-diversified cannabis holding company providing cultivation management, asset and infrastructure development – currently concentrated in the Las Vegas market. It is the Company’s intention to grow its business and provide a 360-degree spectrum of infrastructure, including, cannabis cultivation, production of cannabis related products, management services, dispensaries and consulting services. The Company intends to grow its business through joint ventures with existing companies possessing complementary subject matter expertise, acquisition of existing companies and through the development of new opportunities. The Company intends to “prove the concept” profitably in the rapidly expanding Las Vegas market and then use that anticipated success as a template for replicating the concept in other developing states through a combination of strategic partnerships, acquisitions and opening new operations.

The Company was incorporated on November 17, 2006, as Securitas EDGAR Filings, Inc. under the laws of the State of Nevada. Prior to the formation of Securitas EDGAR Filings Inc., the business was operated as Xpedient EDGAR Filings, LLC, a Florida Limited Liability Company, formed on October 31, 2005. On November 21, 2005, Xpedient EDGAR Filings LLC amended its Articles of Organization to change its name to Securitas EDGAR Filings, LLC. On January 21, 2009, Securitas EDGAR Filings LLC merged into Securitas EDGAR Filings, Inc., a Nevada corporation. On February 14, 2014, the Company amended and restated its Articles of Incorporation and changed its name to MJ Holdings, Inc.

On November 22, 2016, in connection with a plan to divest ourselves of the Company’s real estate business, the Company submitted to its stockholders an offer to exchange (the “Exchange Offer”) its common stock for shares in MJ Real Estate Partners, LLC, (“MJRE”) a newly-formed LLC formed for the sole purpose of effecting the Exchange Offer. On January 10, 2017, the Company accepted for exchange 1,800,000 shares of its Common Stock in exchange for 1,800,000 shares of MJRE’s common units, representing membership interests in MJRE. Effective February 1, 2017, the Company transferred its ownership interests in the real estate properties and its subsidiaries, through which the Company held ownership of the real estate properties, to MJRE. MJRE also assumed the senior notes and any and all obligations associated with the real estate properties and business, effective February 1, 2017.

Acquisition of Red Earth

On December 15, 2017, the Company acquired all of the issued and outstanding membership interests of Red Earth, LLC, a Nevada limited liability company (“Red Earth”) established in October 2016, in exchange for 52,732,969 shares of its Common Stock and a promissory note in the amount of $900,000. The acquisition was accounted for as a “Reverse Merger”, whereby Red Earth was considered the accounting acquirer and became its wholly owned subsidiary. Upon the consummation of the acquisition, the now former members of Red Earth became the beneficial owners of approximately 88% of the Company’s Common Stock, obtained controlling interest of the Company, and retained certain of its key management positions. In accordance with the accounting treatment for a “reverse merger” or a “reverse acquisition”, the Company’s historical financial statements prior to the reverse merger will be replaced with the historical financial statements of Red Earth prior to the reverse merger in all future filings with the SEC. Red Earth is the holder of a Nevada Marijuana Establishment Certificate for the cultivation of marijuana.

Our Business History

In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. The acquisition was subject to all of the contractual obligations between the Company and the Licensed Operator.

Pursuant to those agreements, the Licensed Operator engaged the Company to develop, manage and operate a licensed cultivation facility on property owned by the Licensed Operator. Between April and August of 2018, at the Company’s sole cost and expense, ‘sit completed the construction of a 120,000 square-foot outdoor grow facility, including the construction of an 8,000 square-foot building and installation of required security fencing, meeting all of the State of Nevada’s stringent building codes and regulations. Operation of this facility commenced in August 2018 with the Company first test grow. The Company commenced harvest operations in November of 2018 and completed the harvest on December 24, 2018 - yielding more than 5,000 total pounds of marijuana trim. In July of 2019, the Company planted its second marijuana crop; the Company elected to plant less marijuana in an effort to better control the cultivation of the plants and the post-harvest curing process. The Company completed the harvest of its second crop in November of 2019 yielding approximately 3,400 lbs. (dry weight) of considerably higher quality (versus the 2018 harvest) marijuana flower and trim.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 1 — Description of Business (continued)

In April 2018, the State of Nevada finalized and approved the transfer of provisional Medical Marijuana Establishment Registration Certificate No. 012 (the “Certificate”) from Acres Medical, LLC to the Company’s wholly owned subsidiary, Red Earth, LLC (“Red Earth”). HDGLV, LLC (“HDGLV”), a wholly owned subsidiary of Red Earth, holds a triple-net leasehold interest in a 17,298 square-foot commercial building located on Western Avenue in the City of Las Vegas, which will be home to the Company’s indoor cultivation facility (the “Western Facility”). The initial term of the lease is for a period of ten years with two additional five-year lease options. HDGLV also possesses an option to purchase the building for $2,607,880 which is exercisable between months 25 and 60 of the initial term of the lease. In August of 2018, the Company received final approval from the State of Nevada, Department of Taxation, to commence cultivation activities with respect to the Certificate. Contemporaneously therewith, Red Earth was issued a Business License by the City of Las Vegas to operate a marijuana cultivation facility at the Western Facility. In October of 2018, the Company was requested by the City of Las Vegas Department of Building & Safety to make additional modifications to the building, specifically the removal and remediation of all asbestos materials in the building, which was completed in June of 2019 at a cost of approximately $140,000. In July of 2019, the City of Las Vegas asked the Company to amend its Business License and modify its Special Use Permit (“SUP”) to conform with updated marijuana cultivation requirements within the City. A new SUP was granted on October 9, 2019. The Company expects to receive its new business license in Q4 of 2020, which will then allow the Company to commence legal marijuana cultivation activities within the City of Las Vegas. Due to the failure of Element NV, LLC to make the required payments and the impact of the COVID-19 pandemic on the Company’s operations, the Company is eight months in arrears on rent payable on the Western Facility and has received a Notice of Default from the Lessor. As of the date of this filing, the Company is in active negotiations with the landlord to find an acceptable resolution regarding the payment of past due rent. In the event the Company is not able to make payment arrangements, there is the likelihood that the Company’s lease will be terminated.

On June 22, 2018, the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to the Company and its subsidiaries. The Advisory Agreement granted to the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at an exercise price of $1.20. The options have a term of three years. The fair value of these stock options was determined to be $6,738 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 222%, (ii) discount rate of 2.88%, (iii) zero expected dividend yield, and (iv) expected life of three years. In September 2018, the Company terminated the Advisory Agreement pursuant to its terms and paid the Consultant compensation consisting of 25,000 shares of the Company’s restricted common stock and a $6,000 cash payment.

On August 13, 2018, the Company filed a Certificate of Designation for its Series A Convertible Preferred Stock (the ‘Preferred Stock”) with the Secretary of State of the State of Nevada to designate a series of its convertible preferred stock, authorizing the issuance of 2,500 shares. The stated value of each share of Preferred Stock is $1,000. Subject to a standard “4.99% Beneficial Ownership Limitation blocker,” each share of Preferred Stock was convertible into shares of the Company’s common stock at any time or from time to time at a conversion price equivalent of $0.75 per share, subject to adjustment as described in Certificate of Designation.

On August 13, 2018 (the “Transaction Closing Date”), the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Company sold and issued 2,500 shares of its Series A Convertible Preferred Stock (the “Preferred Stock”) to a single institutional accredited investor for $1,000 per share or an aggregate subscription of $2,500,000. During the year ended December 31, 2018, the Preferred Stock was converted into 3,333,333 shares of the Company’s Common Stock at a conversion price of $0.75 per share, subject to adjustment as described in the Certificate of Designation. The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchaser, which required the Company to register for resale the underlying common stock with the Securities and Exchange Commission. The registration statement on Form S-1/A was declared effective on October 24, 2018.

On August 13, 2018 (the “Effective Transaction Date”), the Company closed the transaction contemplated by an Exclusive Distribution Agreement (the “Distribution Agreement”). The Agreement is between the Company and Healthier Choices Management Corp., a designer and seller (the “Seller” or “HCMC”) of a series of integrated products, all of which are designed to be utilized to consume cannabis products by vaporizing oil and other related products (the “Goods”). The Company has the exclusive right to distribute the Goods in the territory of Nevada (the “Territory”). The Distribution Agreement further requires the Company to advertise and market the Goods in the Territory. Pursuant to the terms of the Distribution Agreement, the Company purchased certain of the Goods from the Seller and paid the sum of two million dollars ($2,000,000). The funds were transferred to HCMC on the Effective Transaction Date. The Seller has applied for and received patent protection in respect of one of the products. The Distribution Agreement is subject to standard termination provisions; however, the Seller has the option to terminate the Distribution Agreement, on 30 days’ written notice, if the Company fails to purchase a sufficient minimum quantity of Goods from the Seller. The Company has met its obligations for the first year of the Agreement. Thereafter, for each renewal term, the Company’s minimum purchase obligation for the Goods is $500,000, subject to good faith negotiation at the end of each contract year. In connection with the transactions contemplated by the Agreement, the Seller granted to the Company a non-exclusive, non-transferrable, and non-sub licensable fully paid license agreement. The Company and HCMC entered into a Termination and Mutual Release Agreement (the “Termination Agreement”) dated November 15, 2019. Under the terms of the Termination Agreement, HCMC agreed to (i) make an initial purchase from the Company of 500,000 Q-Cups at $0.125 per Q-Cup for an aggregate purchase price of $62,500 (the “Initial Purchase”), and (ii) purchase up to a total of 1,600,000 Q-Cups (inclusive of the Initial Purchase) on an as needed basis at the same price of $0.125 at any time after the Effective Date of the Termination Agreement.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 1 — Description of Business (continued)

On August 13, 2018, the Company entered into a Stock Exchange Agreement (the “Agreement”) with HCMC to acquire 1,500,000,000 shares of their common stock in exchange for 85,714 shares of the Company’s common stock. The value of the stock exchanged by each party on the date of exchange was $150,000. The number of shares exchanged represents less than a 5% ownership interest for each company, and the shares issued are restricted pursuant to Rule 144 of the Securities Act of 1933 (the “Act”). The Company recorded the 85,714 shares of HCMC common stock as an available for sale security and intends to mark the value to market each reporting period based on the current market value of its held shares in HCMC. As of the transaction date, the price as quoted on the OTC Markets for HCMC common stock was $0.0001 per share. To date, the Company has not sold any of the shares it received under the Agreement.

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road was the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. Pursuant to the terms of a Membership Interest Purchase Agreement (“MIPA”) executed between the Company and Farm Road in November of 2018, the Company was to acquire Farm Road for $1,000,000 on the following terms: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, was to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000.00 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125.00) dollars commencing on the March 1, 2019. On January 18, 2019, pursuant to the terms of the MIPA, the Company acquired a 100% interest in Farm Road. The terms of the Promissory Note include a balloon payment to be made on January 17, 2022 of any of the then remaining principal balance and accrued interest. The MIPA further provides that FRH shall be entitled to receive a consulting fee of five per cent (5%) of the gross sales from any commercial use of the property up to a maximum of five hundred thousand ($500,000.00) dollars payable to FRH within two years of the January 18, 2019 closing date. The land ac quired in Amargosa Valley will be the home of its Nye County cultivation facility upon closing of its purchase of the required licenses. Due to COVID-19, the Company has been unable to make the monthly interest payments to FRH. As of the date of this filing, the Company is 4 months in arrears.

In September of 2018, the Company, through its wholly owned subsidiary Red Earth, applied for five Recreational Marijuana Establishment Licenses to operate up to five retail marijuana stores within the state of Nevada. The Company’s goal was to open a store within the City of Las Vegas, as well as additional dispensaries in Washoe County near Lake Tahoe, in North Las Vegas, unincorporated Clark County and Henderson, Nevada. The Company received notice in early December 2018 that none of the submitted applications received sufficiently high enough scores after being graded by the Nevada Department of Taxation (“NVDOT”). In connection with the license applications, the Company entered into a Memorandum of Understanding (“MOU”) with a third party (the “Party”). Pursuant to the terms of the MOU, the Party made payments to the Company totaling $232,500, which was paid during the year ended December 31, 2018. The Party was entitled to receive shares of the Company’s restricted common stock with a fair market value as of the trading day immediately preceding the date the first license application was submitted to NVDOT (September 20, 2018) equal to $232,500. The Company issued 91,177 shares of common stock to the Party in connection with this transaction. Subsequent to December 31, 2018, the Company entered into an agreement with the Party to relieve the Company and the Party of any further obligations under the MOU in exchange for an additional 373,823 shares of the Company’s restricted common stock. The additional shares were issued to the Party on July 19, 2019.

The Company has joined with more than 15 other plaintiffs in an action against the State of Nevada in regard to how the applications were scored and as to why licenses were granted to other applicants in contravention of the guidelines published by the State of Nevada. On August 23, 2019, a Nevada District Court judge issued a preliminary injunction enjoining any of the entities that were granted licenses from opening new dispensaries based upon the failure of NVDOT (the administrative body tasked with adopting and enforcing marijuana regulations within the State of Nevada) to enforce a provision of Ballot Question 2 (“BQ2”), that was approved by Nevada voters in 2016 and adopted by the Nevada legislature and codified as NRS 453D, which legalized the sale and distribution of recreational use marijuana. The law requires that “each prospective owner, officer and board member of a marijuana establishment license applicant” undergo a background check. The judge found that many of the successful license applicants failed to comply with this requirement. On August 29, 2019, the judge modified the ruling and is allowing thirteen of the successful license applicants who the State of Nevada have certified as having complied with the requirements of BQ2 to open new dispensaries as granted in December of 2018. The plaintiffs shall now continue to trial on the merits of the pending litigation against the State of Nevada. In March of 2020, counsel for Red Earth withdrew from its representation of Red Earth. Red Earth is actively trying to retain substitute counsel, which as of the date of this filing Red Earth remains unrepresented in this matter. The trial, which was scheduled to commence in April of 2020, has been postponed by the State of Nevada as part of their implementation measures to stop the spread of COVID-19, as of the date of this filing the trial has not commenced.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 1 — Description of Business (continued)

On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000; amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,953 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2023. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 was due. The Company was unable to fulfill this obligation when due and the note holder has granted forbearance in regards to this obligation. The Company continues to be obligated to the monthly payment of principal and interest in the amount of $6,953 continuing until October 31, 2023, at which time the entire sum of principal in the amount of $1,087,705, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations. The Company has placed the building up for sale in order to better utilize the funds for its grow operations.

On October 15, 2018, the Company entered into an employment agreement (the “Tierney Employment Agreement”) with Terrence M. Tierney. Pursuant to the Employment Agreement, the Company appointed Terrence M. Tierney, to the additional position of Chief Administrative Officer, in addition to his current role as Secretary. The initial term of employment was for a three-year period (or until September 30, 2021), unless extended or otherwise terminated in accordance with its terms. The effective date of the Tierney Employment Agreement was October 15, 2018, and continues until the earlier of: (i) the effective date of any subsequent employment agreement between Mr. Tierney and us; (ii) the effective date of any termination of employment as provided for in the Employment Agreement; or (iii) three (3) years from the effective date; provided, that the Tierney Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew the Tierney Employment Agreement, which written notice must be received by the other party no less than ninety (90) days and no more than one hundred eighty (180) days prior to the expiration of the applicable term. Mr. Tierney will report to the Chief Executive Officer and the Board of Directors. On January 22, 2020, Mr. Tierney assumed the title of President of the Company and all duties required thereof. As of January 10, 2020, the Company was in default under the terms of the Tierney Employment Agreement. Mr. Tierney agreed to accrue 100% of his monthly salary for the period October 1, 2019 until December 31, 2019 with payments to resume on the first regular payroll period of 2020. Due to the ongoing effects of COVID-19, Mr. Tierney waived his entire salary for April and May of 2020. As of the date of filing of this report, Mr. Tierney has accrued total cash compensation due to him in the amount of $248,000. On August 7, 2020, Mr. Tierney’s employment was terminated by the Board with cause. Subsequent to Mr. Tierney’s termination, Mr. Tierney filed a lien in Clark County, Nevada in the net amount of $501,085 against the Company’s property located at 1300 S. Jones Blvd, Unit 110, Las Vegas, NV 89146 for unpaid compensation, expense reimbursement, accrued leave, severance pay and penalties. Additionally, on November 6, 2020, Mr. Tierney filed two liens in Nye County, NV in the net amount of $501,085 against the Company’s property located at 4295 Highway 73, Armagosa, NV 89020, also known as the Company’s THC park, and one lien in Nye County, NV in the net amount of $501,085 against the property owned by Acres Cultivation, LLC and the site of the Company’s three (3) acre grow.

In October of 2018, the Company entered into a Revenue Participation Rights Agreement (the “Agreement”) with Let’s Roll NV, LLC and Blue Sky Companies, LLC (together, the “Subscribers”). Under the terms of the Agreement, the Company transferred its ownership interest in 3.95% of the gross revenue from the “Amargosa Outdoor Grow” to the Subscribers in exchange for $100,000 cash payment and a Subscription Agreement in the amount of $1,142,100. On or before April 30th for the next 8 years (2019-2026), the Company shall calculate the pro rata gross revenue due to the Subscribers with payments being made on or before May 31st of each year. As of the date of this filing, the Subscribers have agreed to forgo any payments required under the Agreement until May of 2021. Please see Note 15 — Subsequent Events for further information.

In November of 2018, the Company formed Alternative Hospitality, Inc. (“Alternative”), a Nevada corporation as a joint venture with TVK, LLC (“TVK”), an unrelated Florida limited liability company. The principals of TVK, have over 40 years of broad experience operating and developing hotel properties. The Company owns fifty-one percent (51%) of Alternative and TVK owns the remaining forty-nine percent (49%). Alternative will develop hotel properties with a focus on the wellness aspects of cannabis and cannabis related products. Roger Bloss, one of the principal owners of TVK and a director of the Company, will serve as Alternative’s President. The Company’s Secretary, Terrence M. Tierney, served as TVK’s Vice President and Secretary of Alternative up through the date of his termination. Effective upon the termination of Mr. Tierney, Mr. Bernard Moyle was appointed to serve as Alternative’s Treasurer.

In November of 2018, the Company commenced the harvest of more than 7,000 marijuana plants under its Management Agreement with Acres Cultivation, LLC (“Acres”) dated April 18, 2018. The Company completed the harvest of approximately 5,400 lbs. of marijuana trim in late December of 2018. The Company began realizing revenues from this harvest in the first quarter of 2019. Due to issues with its drying and curing equipment, the harvested marijuana trim returned lower than expected THC levels and less than optimal terpene profiles; however, the products returned much higher than average test passing results. In early 2019, the Nevada marijuana market saw a steep decline in the wholesale value of marijuana trim due to a number of factors, including a marked increase in available trim due to a glut of “failed flower” products from other cultivators. In July of 2019, the Company planted a second marijuana crop under its Cultivation and Sales Agreement (the “Cultivation Agreement”) with Acres dated January 18, 2019. The Company elected to plant less marijuana in an effort to better control the cultivation of the plants and the post-harvest curing process. The Company completed the harvest of its second crop in November of 2019 yielding approximately 3,400 lbs. (dry weight) of considerably higher quality (versus the 2018 harvest) marijuana flower and trim. The wholesale price for flower averaged approximately $1300 per lb. of which the Company received a lesser amount based upon the terms of the Cultivation Agreement.

On December 21, 2018, the Company filed the Certificate of Incorporation for MJ International Research Company Limited (“MJ International”) in the country of Ireland. MJ International is a wholly owned subsidiary of the Company and the sole shareholder of MJ Holdings International Single Member S.A. and Gioura International Single Member Private Company.

In January of 2019, the Company formed Coachill-Inn, LLC (“Coachill-Inn”), a subsidiary of Alternative Hospitality (“AH”), to develop a proposed hotel in Desert Hot Springs, CA. From January through June of 2019, the Company was actively engaged in negotiations with the property owner of the proposed location. In June of 2019, Coachill-Inn executed a purchase and sale agreement with Coachillin’ Holdings, LLC (“CHL”) to acquire a 256,132 sq. ft. parcel of land within a 100-acre industrial cannabis park in Desert Hot Springs, CA (the “Property”) to develop its first hotel project. The purchase price for the property was $5,125,000. CHL was to contribute $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent (25%) ownership interest in Coachill-Inn. AH made an initial non-refundable deposit in the amount of $150,000 toward the purchase of the Property. As of the date of this filing, the Company has terminated its participation in the development due to financing issues. The $150,000 deposit was classified as an impaired asset as of December 31, 2019. Please see Note 7 —Asset Impairment for further information.

In February of 2019, the Company’s largest shareholder, Red Dot Development, LLC (“Red Dot”), returned 20,000,000 shares of the Company’s common stock for cancellation in exchange for a payment of $20,000, which as of December 31, 2019 has been accrued as a payable by the Company. Beginning in March of 2019, pursuant to the filing of a Form D with the SEC, the Company offered for sale 15,000,000 of these shares at a per share price of $0.50 per share. As of December 31, 2019, the Company sold 12,330,000 shares for total proceeds of $6,165,000.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 1 — Description of Business (continued)

On February 15, 2019, the Company entered into a Licensing Agreement (the “Agreement”) with Highland Brothers, LLC, (“HB”) an entity controlled by the Company’s former Chief Executive Officer and current director. Under the terms of the Agreement, HB granted the Company an exclusive license to use any and all branding materials of HB including, without limitation, its name, logo, and any and all intellectual property rights. In consideration of the license, the Company agreed to compensate HB seven percent (7%) of the net sales generated by the Company for any products utilizing and/or integrating property rights, brands or logos of HB commencing in 2020. The Agreement has a term of ten (10) years.

On March 8, 2019, the Company entered into a fifteen year Suite License Agreement (the “Agreement”) with LV Stadium Events Company, LLC for the lease of a suite within the multipurpose stadium (the “Stadium”) constructed in Clark County, Nevada that is intended to be the home stadium for the Raiders National Football League team. Under the terms of the Agreement, the Company paid the initial deposit of $75,000, the second payment of $150,000 and the final payment on approximately October 15, 2020. Commencing with Year 6 of the Term, the License Fee for each Year of the Term shall be increased by an amount not to exceed three percent (3%) of the License Fee payable for the immediately preceding Year.

In April of 2019, Roger Bloss was appointed to the Board of Directors of the Company.

In April of 2019, the Company executed a Membership Interest Purchase Agreement (the “MIPA”) to acquire all of the membership interests in two Nevada limited liability companies that are each the holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA required the Company to purchase the licenses for the total sum of $1,250,000 each - $750,000 in cash per license and $500,000 of the Company’s restricted common stock per license. The terms of the MIPA provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) that was due and payable on or before October 18, 2019. On October 17, 2019, the State of Nevada’s Governor issued an executive order restricting the transfer of all Nevada marijuana licenses (the “Moratorium”). As of the date of this filing, the Company has made deposits totaling $550,000 and has reduced the principal of the aforementioned note to $250,000. It is expected that the Company will receive all of the necessary regulatory approvals during the fourth quarter of 2020. The Company is required to issue $1,000,000 of shares of its restricted common stock in fulfillment of its obligations in the MIPA. As of the date of this filing, these shares have not been issued and the parties are renegotiating the pricing of these shares to more accurately reflect the anticipated value at closing. The Company also executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earliest of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) March 10, 2020. On February 19, 2020, the Company was put on notice by the Seller that it is in default under the terms of the MIPA, however, the parties are continuing to act in good faith towards a mutually satisfactory resolution. The LT Note carries an 8% annual interest rate and there is no penalty for any prepayment. Additionally, the Sellers shall receive, at closing, warrants to purchase up to 1,500,000 additional shares of the Company’s common stock; 1,000,000 warrants shall be exercisable for a period of three years from the closing date at an exercise price of $2.00 per share and 500,000 warrants shall be exercisable for a period of two years from the closing date at an exercise price of $1.50 per share (collectively the “Warrants”). The LT Note, Warrants and the restricted common shares issued will be held in escrow until the transaction closes. Additionally, pursuant to the terms of the MIPA, the Company was required to enter into a $15,000 per month sub-lease (retroactive to March 1, 2019) for the 10 acre cultivation/production facility located in Pahrump, Nye County, NV and install a mobile production trailer. The Company acquired the production trailer from Solaris Farms, a related party, in April 2020 at a cost of $120,000. It is the intention of the Company, upon receipt of all necessary regulatory approvals, to move the cultivation license and production trailer from its current location to the Company’s 260-acre facility. Please see Note 13 —Asset Impairment and Note 15 — Subsequent Events for further information.

In April of 2019, the Company consummated its purchase of an approximately 50-acre, commercial trailer and RV park (the “Trailer Park”) in close proximity to its Amargosa Valley cultivation facilities. The Trailer Park can accommodate up to 90 trailers and RV’s. There presently are 17 occupied trailers in the Trailer Park, and the Company is making the necessary upgrades to bring additional units to the facility to provide housing for its farm personnel. The Company purchased the Trailer Park for a total of $600,000 in cash and $50,000 of the Company’s restricted common stock, resulting in the issuance of 66,667 shares. The Sellers hold a $250,000 note, bearing interest at six and one-half percent resulting in monthly payments in the amount of $2,177.77 based upon a 15-year amortization schedule (the “TP Note”). The TP Note requires additional principal reduction payments in the amount of $50,000 on or before April 5, 2020 and April 5, 2021, respectively. As of the date of this filing, the Company has failed to make the required principal reduction payment that was due on April 5, 2020. Additionally, due to the ongoing effects of COVID-19, the Company has been unable to make its monthly payments of $2177.17 pursuant to the terms of the TP Note. The Company is in arrears to the holders of the TP Note in the amount of $58,711.08. The principal and interest payments will be recalculated based on a 15-year a amortization schedule upon each principal reduction payment. A final balloon payment of any and all outstanding principal and accrued interest is due and payable on or before April 5, 2022. There are no prepayment penalties should the Company elect to retire the note prior to its maturity date.

On June 25, 2019, the Company entered into a Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement (the “Agreement”) with Innovation Labs, Ltd. and Innovation Shares, LLC. Under the terms of the Agreement, the Company purchased 238,096 Series Post Seed Preferred Stock Shares and 238,096 Series Post Seed Preferred Units for a purchase price of $250,000. Please see Note 7 —Asset Impairment for further information.

On August 28, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC, an Ohio limited liability company (the “Buyer”), to sell forty-nine percent (49%) of the membership interests in the Company’s wholly owned subsidiary, Red Earth, LLC (“Red Earth”) for $441,000. The $441,000 was paid to the Company on August 30, 2019. The Agreement required the Buyer to make an additional payment, in the amount of $3,559,000, to be utilized for the improvement and build-out of the Company’s Western Avenue leasehold in Las Vegas, Nevada. The payment was due within ten (10) days of the receipt by Red Earth of a special use permit (“SUP”) from the City of Las Vegas for its Western Avenue cultivation facility. The Company received the SUP on October 9, 2019. The Buyer, in conjunction with the Company, will jointly manage and operate the facility upon completion. The Agreement also requires the Buyer to make a final payment to the Company of $1,000,000 between 90 and 180 days of issuance of the SUP or no later than April 9, 2020. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, the Buyer was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and the Buyer was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. As of the date of this filing, the Buyer has failed to make the Final Contribution Payment. The Company is currently in discussions with the Buyer regarding the past due payments. There is no guarantee that the Buyer will agree to remit the required funds to bring them current under the terms of the Agreement. In the event that the Buyer fails to make the required payment, the Company may elect to remit a Notice of Default to the Buyer, terminate the Agreement, fund the development of the facility through additional sources or sale the license.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 1 — Description of Business (continued)

On November 15, 2019, the Company entered into a Termination and Mutual Release Agreement (the “Agreement”) with Healthier Choices Management Corp (“HCMC”). Under the terms of the Agreement, the Company and HCMC agreed to terminate the Distribution Agreement dated August 13, 2018 and the Reimbursement Agreement dated March 13, 2019. In consideration of the termination, HCMC agreed to (i) make an initial purchase from the Company of 500,000 Q-Cups at $0.125 per Q-Cup for an aggregate purchase price of $62,500 (the “initial Purchase”), and (ii) purchase up to a total of 1,600,000 Q-Cups (inclusive of the Initial Purchase) on an as needed basis at the same price of $0.125 at any time after the Effective Date of the Agreement.

The Company intends to continue to grow its business through the acquisition of existing companies and/or through the development of new opportunities and joint ventures that can maximize shareholder value while providing a 360-degree spectrum of infrastructure (dispensaries), cultivation, production, management, and consulting services in the regulated cannabis industry.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Red Earth, LLC, HDGLV, LLC, Icon Management, LLC, Alternative Hospitality, LLC, Condo Highrise Management, LLC and Prescott Management, LLC. Inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 2 — Summary of Significant Accounting Policies (continued)

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

As of December 31, 2019 and 2018, the Company’s investment in marketable securities – available for sale was determined to be a level 1 investment.

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

Inventory

Inventories consist of finished goods as of December 31, 2019. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of the first in first out method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. The Company has performed a valuation was has established a reserve against its finished goods inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are expensed as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 2 — Summary of Significant Accounting Policies (continued)

Construction in progress primarily represents the construction or the renovation costs stated at cost less any accumulated impairment loss, which is not depreciated. Costs incurred are capitalized and transferred to property and equipment upon completion, at which time depreciation commences.

Property and equipment are depreciated over their estimated useful lives as follows:

Buildings	12 years
Land	Not depreciated
Leasehold Improvements	Lessor of lease term or 5 years
Machinery and Equipment	5 years
Furniture and Fixtures	5 years

Long–lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company did not record any impairments of long-lived assets during the year ended December 31, 2019 and 2018.

Intangible assets subject to amortization

Intangible assets include intellectual property either owned by the Company or for which the Company has a license. Intangible assets include licenses to cultivate, process and sell cannabis, trade names and non-compete agreements obtained through business acquisitions. Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired. Generally, the Company utilizes the discounted cash flow method for valuing licenses, the relief from royalty method for valuing trade names and the with or without cash flow method for valuing non-compete agreements.  Intangible assets with finite lives are amortized over their estimated useful lives and reported net of accumulated amortization, separately from goodwill. Amortization is calculated on the straight-line method based on the following estimated useful lives:

Licenses	12-20 years
Trade names	5-15 years
Non-compete agreements	1-2 years

The estimated useful lives, residual values, and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively. During the years ended December 31, 2019 and 2018, the Company did not recognize any impairment losses. IAS 36 requires that intangible assets be carried at no more than their recoverable amount. To meet this objective, the Company tests all assets that are within this scope for potential impairment exist.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $1,110,356 and $- for the years ended December 31, 2019 and 2018, respectively. Please see Note 7 —Asset Impairment for further information.

Non-Controlling Interest

Non-controlling interest is shown as a component of shareholders equity on the consolidated balance sheets and the share of income (loss) attributable to non-controlling interest is shown as a component of income (loss) in the consolidated statements of operations.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers using the modified retrospective method. There was no impact upon adoption of ASC 606 on its consolidated financial statements. The new revenue standard was applied prospectively in the Company’s consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

Generally, the Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five-step process outlined in the Accounting Standards Codification (“ASC”) 606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and it is probably that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 – Identify Performance Obligations in the Contract – Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct, or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

Step 3 – Determine the Transaction Price – When (or as) a performance obligation is satisfied, the Company shall recognize as revenue the amount of the transaction price that is allocated to the performance obligation. The contract terms are used to determine the transaction price. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 – Allocate the Transaction Price – After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract. If the contract only has one performance obligation, the entire transaction price will be applied to that obligation. If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price (SSP) at contract inception.

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – Revenue is recognized when (or as) goods or services are transferred to a customer. The Company satisfies each of its performance obligations by transferring control of the promised good or service underlying that performance obligation to the customer. Control is the ability to direct the use of and obtain substantially all of the remaining benefits from an asset. It includes the ability to prevent other entities from directing the use of and obtaining the benefits from an asset. Indicators that control has passed to the customer include: a present obligation to pay; physical possession of the asset; legal title; risks and rewards of ownership; and acceptance of the asset(s). Performance obligations can be satisfied at a point in time or over time.

The majority of the Company’s revenue was derived under the agreements, Consulting Agreement and Equipment Lease Agreement, entered into with Acres Cultivation, LLC. Revenue derived from consulting services fees are recognized over the term of the arrangement as services are provided. Revenue is presented net of discounts, fees and other related taxes. Revenue derived from equipment leases is recognized when the lease agreement is entered into and control of the equipment has passed to the customer. The Company’s remaining revenue is derived from its rental property in Nye County, Nevada. Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for use by the lessee.

The Company recognized an insignificant amount of revenue during the year ended December 31, 2018. For the year ended December 31, 2019, the Company furthered its operations allowing it to generate approximately $900,000 in revenue.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 2 — Summary of Significant Accounting Policies (continued)

For stock-based financial instruments issued to parties other than employees, the Company uses the contractual term of the financial instruments as the expected term of the stock-based financial instruments.

The assumptions used in calculating the fair value of stock-based financial instruments represent its best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and it uses different assumptions, its stock-based compensation expense could be materially different in the future.

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

Operating Leases

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 2 — Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

Leases: In February 2016, FASB issued ASU. 2016-02: Leases (Topic 842) which requires a lessee to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for all leases with a term longer than 12 months and provide enhanced disclosures. The Company will adopt the new standard effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. The Company expects to elect the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for its real estate operating leases; and (2) providing significant new disclosures about the Company’s leasing activities.

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

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $16,038,345 as of December 31, 2019. The Company incurred a net loss of $8,271,852, and negative working capital of $2,186,732 for the year ended December 31, 2019. At December 31, 2019, the Company had cash and cash equivalents of $22,932. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 3 — Going Concern (continued)

The Company’s current capital resources include cash, and inventories. Historically, the Company has financed its operations principally through equity and debt financing.

Note 4 — Inventory

At December 31, 2019 and 2018, inventory consisted of finish goods, which amounted to $- and $1,587,852, respectively.

At December 31, 2019, the Company elected to impair its inventory in the amount of $1,271,402 due to the Company’s inability to market and sale the products acquired from Healthier Choice Management Corporation.

Note 5 — Property and Equipment

Property and Equipment at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Leasehold Improvements	323,281	17,535
Machinery and Equipment	1,052,203	919,782
Building and Land	3,150,000	1,500,000
Furniture and Fixtures	543,366	314,890
Total property and equipment	5,068,850	2,752,207

Less: Accumulated depreciation	(494,768)	(123,256)
Property and equipment, net	4,574,082	2,628,951

Depreciation expense for the years ending December 31, 2019 and 2018 was $371,512 and $123,256, respectively.

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

The Provisional Grow License remains in a provisional status until the Company has completed the build out of a cultivation facility and obtained approval from the state of Nevada to begin cultivation in the approved facility. Once approval from the state of Nevada is received, the Company will begin the cultivation process.

Note 7 —Asset Impairment

Asset impairment as of December 31, 2019 and 2018 consist of the following:

	December 31, 2019	December 31, 2018
Smile, LLC (i)	160,356	-
Innovation Labs, Ltd. (ii)	250,000	-
Coachill-Inn, LLC (iii)	150,000	-
MJ Distributing, Inc. (iv)	550,000	-
Total	$1,110,356	$-

(i)	On June 7, 2019, Smile, LLC (“Smile”)(the “Borrower”), a Nevada limited liability company, issued a Convertible Promissory Note (the “Note”) in the amount of $250,000 to Roger Bloss, a director of the Company, and MJ Holdings, Inc. for funds advanced to Smile. Mr. Bloss contributed $100,000 and MJ Holdings, Inc. $150,000 for a total of $250,000. The Note had a term of six (6) months, matured on December 6, 2019 and accrues interest at 1% per month. The Holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of this Note and ending on the later of: (i) the Initial Maturity date, and (ii) the Extended Maturity Date, or (iii) the date of payment of the Default amount, to convert the note into equity ownership of the Borrower. The conversion shall be negotiated in good faith. If the parties cannot agree to the Conversion Price, then a third party shall determine the Value of the Borrower and the Conversion Price shall be the Principal Amount (“PA”) of the Note as the numerator and the Value of the Borrower (“V”) shall be the denominator. PA/V=X *100=% of ownership. On December 5, 2019, the Borrower was granted a 6-month extension by the Company that changed the maturity date to June 6, 2020. The Note is currently in default. As such, the Company has elected to reserve the entire Note amount at December 31, 2019 due to the uncertainty of its ability to collect on the Note.

(ii)

On June 25, 2019, the Company entered into a Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement (the “Agreement”) with Innovation Labs, Ltd. and Innovation Shares, LLC. Under the terms of the Agreement, the Company purchased 238,096 Series Post Seed Preferred Stock Shares and 238,096 Series Post Seed Preferred Units for a purchase price of $250,000. As of December 31, 2019, the Company has elected to reserve the entire amount of the investment due to the uncertainty of its ability to liquidate the investment to recover its $250,000 purchase price or recover the investment amount through dividends payable by Innovation Labs, Ltd.

(iii)

In January of 2019, the Company formed Coachill-Inn, LLC (“Coachill-Inn”), a subsidiary of Alternative Hospitality (“AH”), to develop a proposed hotel in Desert Hot Springs, CA. From January through June 2019, the Company was actively engaged in negotiations with the property owner of the proposed location. In June of 2019, Coachill-Inn executed a purchase and sale agreement with Coachillin’ Holdings, LLC (“CHL”) to acquire a 256,132 sq. ft. parcel of land within a 100-acre industrial cannabis park in Desert Hot Springs, CA (the “Property”) to develop the Company’s first hotel project. The purchase price for the property is $5,125,000. CHL was to contribute $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent (25%) ownership interest in Coachill-Inn. AH made an initial non-refundable deposit in the amount of $150,000 toward the purchase of the Property. As of the date of this filing, the Company terminated its participation in the development due to financing issues and has no recourse to recover its deposit.

(iv)	On April 2, 2019, the Company executed a Membership Interest Purchase Agreement (“MIPA”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. The licenses were required to be perfected pursuant to Nevada Revised Statutes 453A (NRS 453A - Medical Marijuana) and Nevada Revised Statures 453D (NRS453D – Recreation/Adult Use Marijuana). In January of 2020, the State of Nevada issued a Conditional Medical Marijuana Cultivation Certificate and a Conditional Medical Marijuana Production Certificate. On May 1, 2020, the State of Nevada issued a Conditional Recreational Marijuana Cultivation Certificate and a Conditional Recreational Marijuana Production Certificate. As of October 2019, the State of Nevada placed a moratorium on the transfer of all licenses within the state. The Company does not know when this moratorium will be lifted, but it expects the newly formed Cannabis Control Board to expedite transfers beginning in Q4 of 2020. Due to the ongoing impact of COVID-19 on the Company’s business operations, it has been unable to comply with the payment obligations required of it in the MIPA. In February of 2020, the Company received a Demand for Payment from the Seller. As of the date of this filing, the Company has been in active negotiations with the Seller for an extension of the payment terms. There is no guarantee that the Company will be successful in its negotiations. In the event the Company is not successful, it would forfeit all funds paid to date. As such, the Company has elected to reserve the entire amount on deposit at December 31, 2019 due to its inability to recover the deposit.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 8 — Notes Payable

Notes payable as of December 31, 2019 and 2018 consist of the following:

	December 31, 2019	December 31, 2018
Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023, originally $1,100,000	$1,086,662	$1,099,006
Convertible note payable – related party bearing interest at 5.00%, originated October 17, 2018, due on October 16, 2019	-	250,000
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022	750,000	-
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020 originally $150,000	100,000	-
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022 originally $250,000	242,425	-
Total notes payable	$2,179,087	$1,349,006
Less: current portion	(1,249,561)	(312,905)
Long-term notes payable	$929,526	$1,036,101

On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a  contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000, amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations. Principal payments made in 2019 were $8,152. As of December 31, 2019, $1,086,662 principal and $5,886 interest remain due.

On October 17, 2018, the Company executed a convertible promissory note for $250,000 with Roger Bloss, a Company director. The note accrued interest of 5.0% per annum at maturity. On July 15, 2019, the note was converted into 500,000 shares of restricted common stock. The note is paid in full.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 8 — Notes Payable (continued)

On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC, a Wyoming limited liability company. The note accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of December 31, 2019, $750,000 principal and $1,458 interest remain due.

On January 17, 2019, the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note accrues interest at 9.0% per annum and is due on January 16, 2020. Principal payments in the amount of $50,000 were made during the year ended December 31, 2019. As of December 31, 2019, $100,000 principal and $10,794 interest remain due.

On February 1, 2019, the Company executed a short-term promissory note for $101,000 with Roll On, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note bears no interest. The note was paid in full on April 1, 2019.

On February 14, 2019, the Company executed a short-term promissory note for $100,000 with Stran & Company. The note bears no interest during the first 90 days. Thereafter, interest shall accrue on the unpaid principal balance at a fixed rate of 0.5% per month. The note was paid in full on April 1, 2019.

On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of December 31, 2019, $242,425 principal and $1,318 interest remain due.

Amount
Fiscal year ending December 31:
2020	208,148
2021	394,197
2022	857,966
2023	104,841
2024	104,841
Thereafter	457,535
Total minimum loan payments	$2,127,528

As part of the merger transaction (Please see Note 3 – Red Earth Acquisition for further information), on December 15, 2017, the Company issued a convertible note payable in the amount of $900,000 to the members of Red Earth. The controlling partner and majority stockholder of Red Earth at the time of the transaction was Paris Balaouras, the Company’s Chief Cultivation Officer. The convertible note payable was due October 15, 2018. The note was convertible into shares of the Company’s common stock at the holder’s discretion at a conversion price of $0.75 per share. The note accrued interest, commencing six months from the issuance date, at a rate equal to one half of one percent (0.50%) per annum. Interest was payable on the maturity date or the conversion date. This Note was repaid in full during the year ended December 31, 2018.

Note 9 — Commitments and Contingencies

Employment Agreements

On October 15, 2018, the Company entered into an employment agreement (the “Tierney Employment Agreement”) with Terrence M. Tierney. Pursuant to the Tierney Employment Agreement, the Company appointed Mr. Tierney, to the position of Chief Administrative Officer, in addition to his previous role as Secretary. The initial term of employment is for a three-year period (or until September 30, 2021), unless extended or otherwise terminated in accordance with its terms. The effective date of The Tierney Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew. Mr. Tierney’s annual salary is equal to or greater than any other senior executive of the Company with the exception of the Chief Executive Officer. The Tierney Employment Agreement defers salary of $10,000 per month of Mr. Tierney’s salary until such time as the Company has achieved gross annual sales of $20,000,000 or net annual profits (as defined in the Tierney Employment Agreement) of $5,000,000 or has raised a total of $50,000,000 in equity or debt financing. In addition, the Company agreed to issue 500,000 shares of common stock pursuant to a stock award agreement within thirty (30) days of adoption of an omnibus benefit plan. Such shares have not yet been issued. On January 22, 2020, the Board appointed Mr. Tierney to the additional position of interim President. There are no changes to Mr. Tierney’s current employment agreement other than his additional duties as President. Mr. Tierney will have day-to-day oversight of the Company’s operations and continue to advise the Board on strategic initiatives and business development. Please see Note 15 — Subsequent Events for further information.

On February 18, 2019, the Company entered into an employment agreement (the “Balaouras Employment Agreement”) with Paris Balaouras. Mr. Balaouras was appointed Chief Executive Officer of the Company on December 15, 2017. The initial term of employment was for a five-year period (or until December 31, 2022), unless extended or otherwise terminated in accordance with its terms. The effective date of the Balaouras Employment Agreement was January 1, 2019, and continues until the earlier of: (i) the effective date of any subsequent employment agreement between Mr. Balaouras and us; (ii) the effective date of any termination of employment as provided for in the Balaouras Employment Agreement; or (iii) five (5) years from the effective date; provided, that the Balaouras Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew, which written notice must be received by the other party no less than ninety (90) days and no more than one hundred eighty (180) days prior to the expiration of the applicable term. Mr. Balaouras elected to waive any 2018 salary, which was recorded as an expense and additional to paid-in capital in 2018, and defer 52% of his 2019 salary; which such deferment shall continue until such time as the Company has operated on a positive cash flow basis for a period of not less than three months. At that time all deferred compensation shall be payable in equal monthly installments for a period of 24 months. At the sole election of Mr. Balaouras, he may be paid any deferred compensation in cash or in the Company’s common stock. Please see Note 15 — Subsequent Events for further information.

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

On June 1, 2019, the Company entered in an employment agreement with Mr. Laurence Ruhe to serve as the Company’s Chief Financial Officer. Mr. Ruhe shall serve a two-year term, effective June 1, 2019, with annual base compensation of $100,000 plus 46,836 of Stock to vest in twelve equal monthly installments of 3,903 shares commencing on July 1, 2019. Mr. Ruhe’s compensation will be reviewed annually and may be adjusted as determined by the Company’s Compensation Committee or Board. Additionally, Mr. Ruhe shall be entitled to receive an annual discretionary bonus as determined by the Board. Please see Note 15 — Subsequent Events for further information.

On July 15, 2019 the Company’s Board of Directors (the “Board”) appointed Richard S. Groberg to be the President of the Company. Mr. Groberg shall initially serve a three-year term effective July 15, 2019 pursuant to a written employment agreement (the “Employment Agreement”) with an annual base compensation of $180,000, of which $5,000 per month shall be deferred until January 15, 2020 or such earlier date pursuant to the terms of the Employment Agreement and then shall be payable in cash or shares of the Company’s common stock (the “Stock”). The Employment Agreement provides for a restricted stock award of 400,000 shares of the Company’s Stock to vest: 25% six months after the effective date of the Employment Agreement; 25% on the first anniversary after the effective date of the Employment Agreement, 25% on the second anniversary after the effective date of the Employment Agreement and 25% on the third anniversary after the effective date of the Employment Agreement. Please see Note 15 — Subsequent Events for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 9 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a two production / warehouse facility under a non-cancelable operating lease that expires in June 2027 and September 2029, respectively. For the years ended December 31, 2019 and 2018, the Company made lease payments in the amount of $223,640 and $19,220, respectively.

As of December 31, 2019, the Company recorded operating lease liabilities of $2,368,646 and right of use assets for operating leases of $2,194,278. During the year ended December 31, 2019, operating cash outflows relating to operating lease liabilities was $172,515, and the expense for right of use assets for operating leases was $150,007. As of December 31, 2019, the Company’s operating leases had a weighted-average remaining term of 4.5 years and weighted-average discount rate of 4.5%.

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of December 31, 2019, are as follows:

Amount
Fiscal year ending December 31:
2020	350,640
2021	350,640
2022	350,755
2023	350,986
2024	351,333
Thereafter	1,150,995
Total minimum lease payments	$2,905,349

Rent expense, incurred pursuant to operating leases for the year ended December 31, 2019 and 2018, was $415,910 and $311,994, respectively

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

Note 10 — Capital Stock

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 65,436,449 shares of Common Stock are issued and outstanding as of December 31, 2019. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the fiscal years ended December 31, 2019 and December 31, 2018, the Company issued and/or sold the following unregistered securities:

2019

Between January 1, 2019 and December 2019, the Company issued 1,645,636 shares of Common Stock to approximately 15 persons in exchange for services rendered on behalf of the Company valued at $796,229. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

Between January 1, 2019 and December 31, 2019, the Company sold an aggregate of 12,330,000 shares of Common Stock for $6,175,000 to approximately 20 investors all of whom were accredited investors. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

On February 10, 2019, the Company’s largest shareholder, Red Dot Development, LLC (“Red Dot”), returned 20,000,000 shares of the Company’s common stock to the Company for cancellation in exchange for a payment of $20,000, which as of December 31, 2019 has been accrued as a payable by the Company.

On April 1, 2019, the Company issued 66,667 shares of common stock valued at $50,000 to the Sellers of THC park as per the terms of the Sales Agreement.

On July 15, 2019, the Company issued 500,000 shares of common stock for the principal conversion of a $250,000 note payable.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 10 — Capital Stock (continued)

2018

Between January 1, 2018 and December 31, 2018, the Company sold an aggregate of 4,475,841 shares of Common Stock for $3,121,001 to approximately 43 investors all of whom except one were accredited investors. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

Between January 1, 2018 and December 2018, the Company issued 44,781 shares of Common Stock to three persons, all of whom were accredited investors, in exchange for providing services to us valued at approximately $59,990. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

On September 4, 2018, the Company issued 85,714 shares of common stock to Healthier Choices Management Corp as per the terms of the Stock Exchange Agreement.

On September 28, 2018, the Company issued 29,070 shares of common stock to the Sellers of the 260 acres of land purchased by the Company as per the terms of the Purchase Agreement.

Between October 26, 2018 through December 3, 2018, the Company issued a total of 3,333,333 shares of common stock to an accredited investor upon the conversion of the Company’s Series A Convertible Preferred Stock.

On October 15, 2018, the Company issued 250,000 shares of common stock to an accredited investor as per the terms of the Joint Venture Agreement.

At December 31, 2019 and December 31, 2018, there are 65,436,449 and 70,894,146 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Board is authorized, without further approval from the Company’s stockholders, to create one or more series of preferred stock, and to designate the rights, privileges, preferences, restrictions, and limitations of any given series of preferred stock. Accordingly, the Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of preferred stock could have the effect of restricting dividends payable to holders of the Company’s Common Stock, diluting the voting power of its Common Stock, impairing the liquidation rights of its Common Stock, or delaying or preventing a change in control of the Company, all without further action by its stockholders. Of the 5,000,000 shares of preferred stock, par value $0.001 per share, authorized in the Company’s Articles of Incorporation, 2,500 shares are designated as Series A Convertible Preferred Stock.

Series A Convertible Preferred Stock

Each share of Series A Preferred Stock is convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing the stated value of each share of Series A Preferred Stock (currently, $1,000) by the conversion price (currently, $0.75). The stated value and the conversion price are subject to adjustment as provided for in the Certificate of Designation. The Company is prohibited from effecting a conversion of the Series A Preferred Stock to the extent that, after giving effect to the conversion, the holder (together with such holder’s affiliates and any persons acting as a group with holder or any of such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion. A holder, upon notice to us, may increase or decrease this beneficial ownership limitation; provided, that, in no event can the holder increase the beneficial ownership limitation in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series A Preferred Stock then held by holder. Such increase of the beneficial ownership limitation cannot be effective until the 61st day after such notice is given to us and shall apply only to such holder. The Series A Preferred Stock has no voting rights; however, as long as any shares of Series A Preferred Stock are outstanding, the Company is not permitted, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock to (i) alter or change adversely the powers, preferences, or rights given to the Series A Preferred Stock or alter or amend the Series A Preferred Stock Certificate of Designation, (ii) amend the Company’s Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the holders, (iii) increase the number of authorized shares of Series A Preferred Stock, or (iv) enter into any agreement with respect to any of the forgoing.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 10 — Capital Stock (continued)

Preferred Stock Issuances

2019

None

2018

In connection with a Securities Purchase Agreement dated as of August 9, 2018, by and between the Selling Stockholder and the Company, the Company issued 2,500 shares of Series A Preferred Stock at a price of $1,000 per share or an aggregate subscription of $2,500,000.

At December 31, 2019 and December 31, 2018, there are 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

For the year ended December 31, 2019, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants and options as of December 31, 2019, to purchase 1,243,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

Note 12 — Stock Based Compensation

Warrants and Options

Prior to the Reverse Merger, the Company had issued warrants to acquire 166,665 shares of common stock as compensation for consulting services. The warrants expired between July 2019 and October 2019.

On June 22, 2018, the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to the Company and its subsidiaries. Pursuant to the Advisory Agreement, the Company granted the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at an exercise price of $1.20. The options have a term of 3 years.

In June of 2019, in conjunction with the Company’s offering under Rule 506 of Regulation D of the Securities Act (the “Offering”), the Company granted warrants to each participant in the Offering upon the following terms and conditions: (a) each participant has the right to acquire additional shares of the Company’s Common Stock equal to ten (10%) of the shares purchased in the offering (the “Warrants”); (b) one-half of the Warrants granted to each participant have an exercise price of $0.65 and the other one-half have an exercise price of $1.00, and (c) the Warrants shall be exercisable between June 5, 2019, the date of grant, and June 4, 2021 the date of expiration of the Warrants.

A summary of the warrants and options issued, exercised and expired are below:

Warrants and Options:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2018	176,665	$5.61
Issued	1,233,000	$0.83
Exercised	-	-
Expired	166,665	5.87
Balance at December 31, 2019	1,243,000	$0.83

Warrants outstanding for the year ending December 31, 2019 and 2018 were 1,233,000 and 166,665, respectively.

Options outstanding for the year ending December 31, 2019 and 2018 were 10,000 and 10,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 13 — Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2019 and 2018.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 21% to the Company’s loss before income taxes as follows:

	December 31, 2019	December 31, 2018
Computed “expected” income tax benefit	$(1,737,089)	(1,051,665)
State income tax benefit, net of federal benefit	-	-
Change in valuation allowance	1,737,089	1,028,817
Other	-	22,848
Change in federal income tax rate	-	-
IRC section 382 limitations on future NOL utilization	-	-
Write-off of property & equipment deferred tax asset	-	-
Provision for income taxes	$-	-

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 13 — Income Taxes (continued)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Federal and state NOL carryforward	$2,656,993	919,904
Property and equipment	-	25,819
Reserves and accruals	-	3,619
Other intangibles	63,000	47,302
Deferred expenses	100,116	213,371
Deferred rent	-	42,846
Capitalized start-up expense	-	-
Deferred tax assets	2,820,109	1,252,861
Less: Valuation allowance	(2,820,109)	(1,252,861)
Net deferred tax assets	$-	-

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

As of December 31, 2019, the Company had a net operating loss carryforward for federal income tax purposes of approximately $13,295,544 million and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2019.

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

As the Company operates in the legal cannabis industry, the Company is subject to Section 280E of the Internal Revenue Code (“IRC”) which prohibits businesses engaged in the trafficking of controlled substances (within the meaning of Schedule I and II of the CSA) from deducting normal business expenses associated with the sale of cannabis, such as payroll and rent, from gross income (revenue less cost of goods sold). Section 280E, therefore, has a significant impact on the retail side of cannabis, but a lesser impact on cultivation and manufacturing operations.  Section 280E was originally intended to penalize criminal market operators, but because cannabis remains a Schedule I controlled substance for U.S. Federal purposes, the Internal Revenue Service (“IRS”) has subsequently applied Section 280E to state-legal cannabis businesses. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues.  In the states that the Company operates in that align their tax codes with Section 280E, it is also unable to deduct normal business expenses for state tax purposes. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable and a higher effective tax rate than most industries.  Cannabis businesses operating in states that align their tax codes with the IRC are also unable to deduct normal business expenses for state tax purposes.  The non-deductible expenses shown in the effective rate reconciliation above is comprised primarily of the impact of applying Section 280E to the Company’s businesses that are involved in selling cannabis, along with other typical non-deductible expenses such as lobbying expenses.

The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.  Further, there are several pieces of legislation being considered by the U.S. Congress that could change the interpretation of Section 280E by removing its applicability to the legalized cannabis industry.

Note 14 — Related Party Transactions

On October 17, 2018, the Company executed a convertible promissory note for $250,000 with Roger Bloss, a director of the Company. The note accrued interest of 5.0% per annum at maturity. On July 15, 2019, the note was converted into 500,000 shares of restricted common stock. The note is paid in full.

On February 1, 2019, the Company executed a short-term promissory note for $101,000 with Roll On, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note bears no interest. The note was paid in full on April 1, 2019.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 15 — Subsequent Events

On January 22, 2020, the Company’s President, Richard S. Groberg, tendered his resignation to the Company’s Board of Directors (the “Board”). The Board accepted Mr. Groberg’s resignation effective immediately. The Company and Mr. Groberg executed a mutual Separation Agreement. Additionally, on January 22, 2020 the Board appointed the Company’s Secretary and Chief Administrative Officer, Terrence M. Tierney, JD, age 58, to the additional position of interim President. Mr. Tierney was a consultant to the Company from July 1, 2018 until September 18, 2018 when he was appointed Secretary of the Company. On October 15, 2018, Mr. Tierney became the Chief Administrative Officer of the Company and signed a three-year employment agreement with the Company (which agreement has been previously filed with the SEC) that expires on September 30, 2021. There are no changes to Mr. Tierney’s current employment agreement other than his additional duties as President. Mr. Tierney will have day-to-day oversight of the Company’s operations and continue to advise the Board on strategic initiatives and business development.

On February 11, 2020, the Company issued Terrence M. Tierney, the Company’s former President, 250,000 shares of common stock for services rendered.

On February 19, 2020, the Company received a Demand for Payment (the “Demand”) from MJ Distributing (the “Seller”) as it related to the Membership Interest Purchase Agreement of MJ Distributing C 2020, LLC and MJ Distributing P133, LLC, the Amendment to the Membership Interest Purchase Agreement (the “First Amendment) and Amendment No. 2 to the Membership Interest Purchase Agreement (the “Second Amendment”). Under the terms of the Demand, the Company was to make payment in the amount of $261,533 and enter into a Third Amendment to the Membership Interest Purchase Agreement (the “Third Amendment”) on or before March 11, 2020. As of the date of this filing, the Company has failed to make the required payment under the Demand nor has it entered into a Third Amendment.

On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder is granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which is owned by the Borrower.

On March 2, 2020, Mr. Ruhe tendered his resignation to the Company’s Board of Directors (the “Board”). The Board accepted Mr.Ruhe’s resignation effective immediately. Mr. Ruhe also stepped down as an advisor to the Company’s Audit Committee. Additionally, pursuant to the terms of Mr. Ruhe’s employment contract with the Company Mr. Ruhe shall forfeit 11,709 shares of invested common stock previously issued to Mr. Ruhe. The Board has commenced a search to find a suitable individual to replace Mr. Ruhe.

On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder is granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020 which is owned by the Borrower.

On March 31, 2020, the Company issued 31,251 shares of common stock to John R. Wheeler, its former Chief Financial Officer, as payment for services rendered.

On March 31, 2020, the Company issued 18,562 shares of common stock to Roger Bloss, a director and current Chief Executive Officer of the Company, for services rendered.

On April 7, 2020, the Company issued 20,000 shares of common stock to an accredited investor for purchasing shares through the Company’s Regulation D offering.

On June 11, 2020, the Company, through its wholly owned subsidiary, Red Earth, LLC, and Element NV, LLC (“ENV”) entered into the First Amendment (the “Amendment”) to the Membership Interest Purchase Agreement dated August 28, 2019. Under the terms of the Amendment, ENV shall be required to make an additional cash contribution in the amount of $240,000 that shall be deemed the Final Contribution Payment.

On July 22, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Doug Brown (the “Investor”). Under the terms of the Agreement, the Investor agreed to purchase 4,500,000 shares of the Company’s common stock at $0.088808889 per share for a total purchase price of $400,000. The Investor was also to be issued a warrant granting the Investor the right to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.10. The warrant was to be dated August 3, 2020 and have a term of three years. The Investor funded $250,000 of the purchase amount on July 31, 2020. On August 10, the Company returned $125,465 of the funds to the Investor for a net investment of $124,535. The Company is to issue the Investor 1,402,279 shares of common stock and a warrant granting the Investor the right to purchase 250,000 shares of common stock under the revised terms of the Agreement.

On August 7, 2020, the Company’s Board of Directors terminated, with cause, the employment of Terrence M. Tierney, JD, effective immediately. At the time of termination, Mr. Tierney served as the Company’s Secretary, Chief Administrative Officer and interim President. Under the terms of Mr. Tierney’s Employment Agreement, the Company shall be under no further obligation to the Executive, except to pay all accrued but unpaid base salary and accrued vacation to the date of termination thereof.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and December 31, 2018

Note 15 — Subsequent Events (continued)

On August 25, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”). Under the terms of the Agreement, the Consultant shall prepare the Company’s filings with the Securities and Exchange Commission (the “SEC”) including its Annual report on Form 10-K and Quarterly Reports on Form 10-Q. The Consultant shall receive $20,000 in cash compensation plus 100,000 shares of the Company’s common stock. The Agreement has a term of six (6) months or until the Company’s Quarterly report for the period ended September 30, 2020 is filed with the SEC.

On September 1, 2020, the Board appointed David C. Dear as a director of the Company.

On September 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Paris Balaouras (the “Employee”). Under the terms of the Agreement, the Employee shall serve as the Company’s Chief Cultivation Officer for a term of three (3) years (the “Term”) commencing on September 15, 2020. The Employee shall receive a base salary of $105,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the board of directors of the Company in its sole discretion, in amount equal to up to 100% of Employee’s base salary for the then current fiscal year, shall be eligible to receive an annual discretionary stock grant during the Term which shall be vested in equal increments of 1/3rd each over a three year period beginning on the first anniversary of employment, shall be eligible to receive a compensatory stock grant of 667,000 shares for and in consideration of past compensation (approximately $500,000 over the past 2.5 years) foregone by Employee; such grant exercisable at Employee’s option as such time as Employer is profitable at the NOI level on a trailing twelve (12) month basis or upon other commercial reasonable terms as the Board may determine and shall be awarded options to purchase 500,000 shares of the Company’s common stock, exercisable at a price of $.75 per share.

On September 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Roger Bloss. Under the terms of the Agreement, the Employee shall serve as the Company’s Interim Chief Executive Officer for a term of six (6) months and the Chief Executive Officer and for an additional two (2) years and six (6) months as the Chief Executive Officer for a total of three (3) years (the “Term”) commencing on September 15, 2020. The Employee shall receive a base salary of $105,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the board of directors of the Company in its sole discretion, in amount equal to up to 100% of Employee’s base salary for the then current fiscal year, shall be eligible to receive an annual discretionary stock grant during the Term which shall be vested in equal increments of 1/3rd each over a three year period beginning on the first anniversary of employment and shall be awarded options to purchase 500,000 shares of the Company’s common stock, exercisable at a price of $.75 per share.

On September 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Bernard Moyle. Under the terms of the Agreement, the Employee shall serve as the Company’s Secretary/Treasurer for a term of three (3) years (the “Term”) commencing on September 15, 2020. The Employee shall receive a base salary of $60,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the board of directors of the Company in its sole discretion, in amount equal to up to 200% of Employee’s base salary for the then current fiscal year, shall, at commencement of the Term receive a grant of stock of 500,000 shares and shall be eligible to receive an annual discretionary stock grant during the Term which shall be vested in equal increments of 1/3rd each over a three year period beginning on the first anniversary of employment and shall be awarded options to purchase 500,000 shares of the Company’s common stock, exercisable at a price of $.75 per share.

On September 15, 2020, the Company entered into a Board of Directors Services Agreement (the “Agreement”) with Messrs. Bloss, Dear and Balaouras (collectively, the “Directors”). Under the terms of the Agreement, each of the Directors shall provide services to the Company as a member of the Board of Directors for a period of not less than one year. Each of the Directors shall receive compensation as follows: (i) Fifteen Thousand and no/100 dollars ($15,000.00), paid in four (4) equal installments on the last calendar day of each quarter, and (ii) Fifteen Thousand (15,000) shares of the Company’s common stock on the last calendar day of each quarter. The Agreement for each of the Directors is effective as of October 1, 2020.

On October 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Jim Kelly. The Agreement became effective as of October 1, 2020. Under the terms of the Agreement, the Employee shall serve as the Company’s Interim Chief Financial Officer for a term of (i) the sooner of six (6) months, or (ii) the completion of all regulatory filings, including but not limited to the Company’s 2019 Annual Report on Form 10-K, the March 31, 2020 Quarterly Report on Form 10-Q, the June 30, 2020 Quarterly Report on Form 10-Q, the September 30, 2020 Quarterly Report on Form 10-Q and all required Current Reports on Form 8-K, with the Securities and Exchange Commission (“SEC”) to bring the Company current with the SEC. The Employee shall receive a base salary of $24,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the C-Suite of the Company in its sole discretion, in an amount equal to up to 400% of the Employee’s base salary for the then current fiscal year, and at commencement of the Term the Employee shall receive a grant of stock of 500,000 restricted shares of the Company’s common stock.

On October 13, 2020, the Company’s former President and Secretary filed a lien in Clark County, Nevada in the net amount of $501,085 against the Company’s property located at 1300 S. Jones Blvd, Unit 110, Las Vegas, NV 89146 for unpaid compensation, expense reimbursement, accrued leave, severance pay and penalties. Additionally, on November 6, 2020, the Company’s former President and Secretary filed two liens in Nye County, NV in the net amount of $501,085 against the Company’s property located at 4295 Highway 73, Armagosa, NV 89020, also known as the Company’s THC park, and one lien in Nye County, NV in the net amount of $501,085 against the property owned by Acres Cultivation, LLC and the site of the Company’s three (3) acre grow.

On December 8, 2020, the Company entered into Amendment No. 1 (the “Amendment”) to the Revenue Participation Rights Agreement previously entered into with Blue Sky Companies, LLC and Let’s Roll NV, LLC. Under the terms of the Amendment, the new effective Date of the Agreement shall be revised to the date that the first payment shall be due in 2021 from the 2020 3-acre grow. In addition, (i) the Company’s 2020 obligation under the original Agreement for the 2019 grow is deemed satisfied in full, (ii) on or before April 30, 2027, the Company shall pay a $26,000 exit fee.

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9*	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020
10.10*	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12*	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras
10.13*	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss
10.14	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.15	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.16	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.17	Distribution Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated August 13, 2018 (previously filed on Form 8-K as filed with the SEC on August 20, 2018)
10.18*	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019
10.19*	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020
10.20*	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020
10.21*	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019
10.22*	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019
10.23*	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019
10.24*	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019
10.25*	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019
10.26*	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020
10.27	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.28	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC
10.29	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019
21.1*	Subsidiaries of the Registrant
21.2*	Certificate of Incorporation MJ International Research Company Limited
21.3*	Constitution of MJ International Research Company Limited
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Interim Chief Executive Officer
(Principal Executive Officer)
Date:	December 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Roger Bloss	Interim Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2020
Roger Bloss

/s/ Paris Balaouras	Chairman of the Board	December 10, 2020
Paris Balaouras

/s/ David Dear	Director	December 10, 2020
David Dear

44