Form 10-Q
period 2020-03-31
MJ Holdings, Inc.
filed 2021-01-22
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-55900

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-8235905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7320 S. Rainbow Blvd., Suite 102-210, Las Vegas, NV 89139

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MJNE	OTC Markets “PINK”

As of January 22, 2021, there were 68,613,541 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

i

USE OF MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Quarterly Report on Form 10-Q are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Quarterly Report on Form 10-Q or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Quarterly Report on Form 10-Q to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Quarterly Report on Form 10-Q.

Solely for convenience, we refer to trademarks in this Quarterly Report on Form 10-Q without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q, the terms “MJ Holdings” “we,” “us,” “our,” the “Company” and similar terms refer to MJ Holdings, Inc., a Nevada corporation, and all of our subsidiaries and affiliates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2020 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to protect our brands and reputation;

●	Our ability to repay our debts;

●	Our ability to rely on third-party suppliers outside of the United States;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to the anticipated timing of the closing of any potential acquisitions; and

●	Risks related to the integration with regards to potential or completed acquisitions.

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable maintain profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ii

PART I

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020,	December 31, 2019,
	(Unaudited)
ASSETS
Current assets
Cash	$37,693	$22,932
Accounts receivable, net	20,435	11,675
Prepaid expenses	339,282	476,742
Marketable securities – available for sale	150,000	150,000
Other current assets	-	156,229
Total current assets	547,410	817,578

Property and equipment, net	4,462,336	4,574,082
Intangible assets, net	300,000	300,000
Deposits	289,817	289,817
Operating lease - Right to use asset	2,141,611	2,194,278
Total assets	$7,741,174	$8,175,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,281,673	$1,076,145
Other current liabilities	462,694	-
Deposits	446,212	441,000
Notes payable – related party	110,405	-
Current portion of long-term notes payable	1,241,188	1,249,561
Current portion of operating lease obligation	237,604	237,604
Total current liabilities	3,779,776	3,004,310

Non-current liabilities
Long-term notes payable, net of current portion	932,055	929,526
Operating Lease Long Term, net of current portion	2,072,748	2,131,042

Total non-current liabilities	3,004,803	3,060,568

Total liabilities	6,784,579	6,064,878

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized 2,500 shares authorized, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Series A convertible Preferred stock $1,000 slated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 65,736,262 and 65,436,449 shares issued, issuable, and outstanding at March 31, 2020 and December 31, 2019, respectively	65,736	65,436
Additional paid-in capital	18,233,692	18,177,723
Common stock issuable	-	19
Subscription receivable	10,000	10,000
Accumulated deficit	(17,246,615)	(16,038,345)
Total stockholders’ equity attributable to MJ Holdings, Inc.	1,062,813	2,214,833
Noncontrolling interests	(106,218)	(103,956)
Total stockholders’ equity	956,595	2,110,877
Total liabilities and stockholders’ equity	$7,741,174	$8,175,755

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2020	2019

Revenue, net	$456,158	$580,228

Operating expenses
Direct costs of revenue	472,770	516,007
General and administrative	1,038,681	619,666
Depreciation	111,746	92,282
Marketing and selling	(908)	(38,920)
Total operating expenses	1,622,289	1,189,034

Operating loss	(1,166,131)	(608,806)

Other income (expense)
Interest expense	(48,987)	(37,694)
Interest income	4,586	12
Total other income (expense)	(44,401)	(37,682)

Net loss before income taxes	(1,210,532)	(646,488)
Provision for income tax	-	-
Net loss	$(1,210,532)	$(646,488)
Loss attributable to non-controlling interest	(2,262)	-
Net loss attributable to common shareholders	(1,208,270)	(646,488)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	65,573,114	62,685,347

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For three months ended March 31, 2020 (Unaudited):

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Non Controlling	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Amount
Balance at January 1, 2020	-	-	18,562	19	65,436,449	65,436	18,177,723	10,000	(103,956)	(16,038,345)	2,110,877
Issuance of common stock for services	-	-			281,251	281	55,969	-	-	-	56,250
Issuance of common stock for conversion of debt and interest	-	-	(18,562)	(19)	18,562	19	-	-	-	-	-
Net loss for the period ended March 31, 2020	-	-	-	-	-	-	-	-	(2,262)	(1,208,270)	(1,210,532)
Balance at March 31, 2020	-	-	-	-	65,736,262	65,736	18,233,692	10,000	(106,218)	(17,246,615)	956,595

For three months ending March 31, 2019 (Unaudited):

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance at January 1, 2019	-	-	-	-	70,894,146	70,894	10,921,774	-	(7,870,449)	3,122,219
Issuance of common stock for services	-	-	-	-	16,236	16	15,984	-	-	16,000
Issuance of common stock for stock subscriptions payable	-	-	-	-	-	-	-	1,350,000	-	1,350,000
Return of common stock for cash	-	-	-	-	(20,000,000)	(20,000)	-	-	-	(20,000)
Net loss for the period ended March 31, 2019	-	-	-	-	-	-	-	-	(646,488)	(646,488)
Balance at March 31, 2019	-	-	-	-	50,910,382	50,910	10,937,758	1,350,000	(8,516,937)	3,821,731

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss attributable to MJ Holdings, Inc.	$(1,208,270)	$(646,488)
Net loss attributable to noncontrolling interests	(2,262)	-
Net loss	(1,210,532)	(646,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	52,667	32,211
Common stock issued for services	56,250	16,000
Depreciation	111,746	92,282
Expenses paid on behalf of Company	36,405	-
Changes in operating assets and liabilities:
Accounts receivable	(8,760)	-
Inventory	-	(158,550)
Prepaid expenses and prepaid inventory	137,460	259,480
Deposits	-	(54,999)
Accounts payable and accrued liabilities	205,528	90,999
Customer deposits	5,212	-
Deferred revenue	-	5,200
Deferred rent	-	(7,150)
Other current assets	156,229	-
Other current liabilities	462,694	-
Operating lease liability	(58,294)	(37,838)
Net cash used in operating activities	(53,395)	(408,147)

Cash Flows from Investing Activities
Payment for leasehold improvements	-	(209,726)
Net cash used in investing activities	-	(209,726)

Financing activities
Proceeds from notes payable	74,000	201,000
Repayment of notes payable	(5,844)	(20,032)
Proceeds from the issuance of common stock	-	1,350,000
Net cash provided by (used in) financing activities	68,156	1,530,968

Net change in cash	14,761	912,389

Cash, beginning of period	22,932	56,656

Cash, end of period	$37,693	$969,045

Supplemental disclosure of cash flow information:
Interest paid	$18,501	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for prior period debt conversion	$19	$-
Return and cancellation of common stock	$-	$20,000
Right to use asset obtained in exchange for operating lease obligation	$-	$1,598,347
Financed Purchases of property and equipment	$-	$900,000

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 1 — Nature of the Business

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

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

As of March 31, 2020 and December 31, 2019, the Company’s investment in marketable securities – available for sale was determined to be a level 1 investment.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole.

	March 31, 2020	December 31, 2019
Accounts receivable	$32,435	$23,675
Less allowance	12,000	12,000
Net accounts receivable	$20,435	$11,675

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments are netted against the carrying amount of the debt instrument, and charged to interest expense over the term of the loan.

Inventory

Inventories consist of finished goods as of March 31, 2020. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of the first in first out method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. The Company has performed a valuation and has established a reserve against its finished goods inventory.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

Long–lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. As of March 31, 2020 and December 31, 2019, the Company had recorded $1,110,356 and $1,110,356 impairment of assets, respectively. Please see Note 6—Asset Impairment for further information.

Non- Controlling Interest

The Company’s non-controlling interest represents the minority shareholder’s ownership interest related to the Company’s subsidiary, Alternative Hospitality, Inc. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the Consolidated Balance Sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the Consolidated Statements of Operations. The Company’s equity interest in Alternative Hospitality, Inc. is 51% and the non-controlling stockholder’s interest is 49%. This is reflected in the Consolidated Statements of Equity.

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

Other Current Liabilities

The Company’s other current liabilities consisted of amounts due under the management agreement and performance guarantee with Acres Cultivation, LLC. As of March 31, 2020 and December 31, 2019, other current liabilities were $462,694 and $-, respectively.

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

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

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

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

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

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $17,246,615 as of March 31, 2020. The Company incurred a net loss of $1,210,532, and negative working capital of $3,232,366 for the three months ended March 31, 2020. At March 31, 2020, the Company had cash and cash equivalents of $37,693. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 3 — Going Concern (continued)

The Company’s current capital resources include cash, and inventories. Historically, the Company has financed its operations principally through equity and debt financing.

Note 4 — Property and Equipment

Property and Equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Leasehold Improvements	$323,281	$323,281
Machinery and Equipment	1,052,203	1,052,203
Building and Land	3,150,000	3,150,000
Furniture and Fixtures	543,366	543,366
Total property and equipment	5,068,850	5,068,850

Less: Accumulated depreciation	(606,514)	(494,768)
Property and equipment, net	$4,462,336	$4,574,082

Depreciation expense for the three months ended March 31, 2020 and 2019 was $111,746 and $92,282, respectively.

Note 5 — Intangible Assets

In October 2016, Red Earth entered into an Asset Purchase and Sale Agreement with the owner of a provisional Medical Marijuana Establishment Registration Certificate (the “Provisional Grow License”) issued by the state of Nevada for the cultivation of medical marijuana for $300,000. To initiate the purchase and transfer the Provisional Grow License, the Company paid a $25,000 deposit to the seller in October 2016. In February 2017, an investor advanced the Company $350,000.

The Provisional Grow License remains in a provisional status until the Company has completed the build out of a cultivation facility and obtained approval from the state of Nevada to begin cultivation in the approved facility. Once approval from the state of Nevada is received, the Company begins the cultivation process.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 6—Asset Impairment

Asset impairment as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	December 31, 2019
Smile, LLC (i)	160,356	160,356
Innovation Labs, Ltd. (ii)	250,000	250,000
Coachill-Inn, LLC (iii)	150,000	150,000
MJ Distributing, Inc. (iv)	500,000	500,000
Total	$1,110,356	$1,110,356

(i)	On June 7, 2019, Smile, LLC (“Smile”)(the “Borrower”), a Nevada limited liability company, issued a Convertible Promissory Note (the “Note”) in the amount of $250,000 to Roger Bloss, a director of the Company, and MJ Holdings, Inc. for funds advanced to Smile. Mr. Bloss contributed $100,000 and MJ Holdings, Inc. $150,000 for a total of $250,000. The Note has a term of six (6) months, matured on December 6, 2019 and accrues interest at 1% per month. The Holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of this Note and ending on the later of: (i) the Initial Maturity date, and (ii) the Extended Maturity Date, or (iii) the date of payment of the Default amount, to convert the note into equity ownership of the Borrower. The conversion shall be negotiated in good faith. If the parties cannot agree to the Conversion Price, then a third party shall determine the Value of the Borrower and the Conversion Price shall be the Principal Amount (“PA”) of the Note as the numerator and the Value of the Borrower (“V”) shall be the denominator. PA/V=X *100=% of ownership. On December 5, 2019, the Borrower was granted a 6-month extension by the Company that changed the maturity date to June 6, 2020. The Note is currently in default. As such, the Company has elected to reserve the entire Note amount at March 31, 2020 due to the uncertainty of its ability to collect on the Note.

(ii)	On June 25, 2019, the Company entered into a Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement (the “Agreement”) with Innovation Labs, Ltd. and Innovation Shares, LLC. Under the terms of the Agreement, the Company purchased 238,096 Series Post Seed Preferred Stock Shares and 238,096 Series Post Seed Preferred Units for a purchase price of $250,000. As of March 31, 2020, the Company has elected to reserve the entire amount of the investment due to the uncertainty of its ability to liquidate the investment to recover its $250,000 purchase price or recover the investment amount through dividends payable by Innovation Labs, Ltd.

(iii)	In January of 2019, the Company formed Coachill-Inn, LLC (“Coachill-Inn”), a subsidiary of Alternative Hospitality (“AH”), to develop a proposed hotel in Desert Hot Springs, CA. From January through June 2019, the Company was actively engaged in negotiations with the property owner of the proposed location. In June of 2019, Coachill-Inn executed a purchase and sale agreement with Coachillin’ Holdings, LLC (“CHL”) to acquire a 256,132 sq. ft. parcel of land within a 100-acre industrial cannabis park in Desert Hot Springs, CA (the “Property”) to develop the Company’s first hotel project. The purchase price for the property is $5,125,000. CHL was to contribute $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent (25%) ownership interest in Coachill-Inn. AH made an initial non-refundable deposit in the amount of $150,000 toward the purchase of the Property. As of March 31, 2020, the Company terminated its participation in the development due to financing issues and has no recourse to recover its deposit.

(iv)	On April 2, 2019, the Company executed a Membership Interest Purchase Agreement (“MIPA”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. The licenses were required to be perfected pursuant to Nevada Revised Statutes 453A (NRS 453A - Medical Marijuana) and Nevada Revised Statures 453D (NRS453D – Recreation/Adult Use Marijuana). In January of 2020, the State of Nevada issued a Conditional Medical Marijuana Cultivation Certificate and a Conditional Medical Marijuana Production Certificate. On May 1, 2020, the State of Nevada issued a Conditional Recreational Marijuana Cultivation Certificate and a Conditional Recreational Marijuana Production Certificate. As of October 2019, the State of Nevada has placed a moratorium on the transfer of all licenses within the state. We do not know when this moratorium will be lifted, but we expect the newly formed Cannabis Control Board to expedite transfers beginning in Q4 of 2020. Due to the ongoing impact of COVID-19 on our business operations, we have been unable to comply with the payment obligations required of us in the MIPA. In February of this year, we received a Demand for Payment from the Seller. As of the date of this filing, we have been in active negotiations with the Seller for an extension of the payment terms. There is no guarantee that we will be successful in our negotiations. In the event we are not successful, we would forfeit all funds paid to date. As such, the Company has elected to reserve the entire amount on deposit at March 31, 2020 due to its inability to recover the deposit. Please see Note 13 — Subsequent Events for further information.

Note 7 — Notes Payable

Notes payable as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	December 31, 2019
Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023, originally $1,100,000 (i)	$1,083,426	$1,086,662
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022, originally $750,000 (ii)	750,000	750,000
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020, originally $150,000 (iii)	100,000	100,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (iv)	239,817	242,425
Notes payable, related party, bearing interest at 9.0%, originated February 20, 2020, due on February 20, 2021, originally $110,405 (v)	110,405	-
Total notes payable	$2,283,648	$2,179,087
Less: current portion	(1,351,593)	(1,249,561)
Long-term notes payable	$932,055	$929,526

(i)	On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000, amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations. As of March 31, 2020, $1,083,426 principal and $5,886 interest remain due. Please see Note 13 — Subsequent Events for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 7 — Notes Payable (continued)

(ii)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC, a Wyoming limited liability company. The note accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of March 31, 2020, $750,000 principal and $10,833 interest remain due.

(iii)	On January 17, 2019, the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note accrues interest at 9.0% per annum and is due on January 16, 2020. Principal payments in the amount of $50,000 were made during the year ended December 31, 2019. As of March 31, 2020, $100,000 principal and $13,013 interest remain due.

(iv)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of March 31, 2020, $239,817 principal and $4,383 interest remain due.

(v)	On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Company received cash in the amount of $74,000 and the Holder paid expenses on behalf of the Company in the amount of $36,405. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder is granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which is owned by the Borrower. As of March 31, 2020, $110,405 principal and $825 interest remain due.

Amount
Fiscal year ending December 31:
2020	109,199
2021	286,593
2022	915,693
2023	971,085
2024	-
Thereafter	-
Total minimum loan payments	$2,283,648

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 8 — Commitments and Contingencies

Employment Agreements

On October 15, 2018, the Company entered into an employment agreement (the “Tierney Employment Agreement”) with Terrence M. Tierney. Pursuant to the Tierney Employment Agreement, the Company appointed Mr. Tierney, to the position of Chief Administrative Officer, in addition to his previous role as Secretary. The initial term of employment is for a three-year period (or until September 30, 2021), unless extended or otherwise terminated in accordance with its terms. The effective date of The Tierney Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew. Mr. Tierney’s annual salary is equal to or greater than any other senior executive of the Company with the exception of the Chief Executive Officer. The Tierney Employment Agreement defers salary of $10,000 per month of Mr. Tierney’s salary until such time as the Company has achieved gross annual sales of $20,000,000 or net annual profits (as defined in the Tierney Employment Agreement) of $5,000,000 or has raised a total of $50,000,000 in equity or debt financing. In addition, the Company agreed to issue 500,000 shares of common stock pursuant to a stock award agreement within thirty (30) days of adoption of an omnibus benefit plan. Such shares were not issued to Mr. Tierney prior to his termination as the Company did not adopt a benefit plan. On January 22, 2020, the Board appointed Mr. Tierney to the additional position of interim President. There are no changes to Mr. Tierney’s current employment agreement other than his additional duties as President. Mr. Tierney will have day-to-day oversight of the Company’s operations and continue to advise the Board on strategic initiatives and business development. Please see Note 13 — Subsequent Events for further information.

On February 18, 2019, the Company entered into an employment agreement (the “Balaouras Employment Agreement”) with Paris Balaouras. Mr. Balaouras was appointed Chief Executive Officer of the Company on December 15, 2017. The initial term of employment was for a five-year period (or until December 31, 2022), unless extended or otherwise terminated in accordance with its terms. The effective date of the Balaouras Employment Agreement was January 1, 2019, and continues until the earlier of: (i) the effective date of any subsequent employment agreement between Mr. Balaouras and us; (ii) the effective date of any termination of employment as provided for in the Balaouras Employment Agreement; or (iii) five (5) years from the effective date; provided, that the Balaouras Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew, which written notice must be received by the other party no less than ninety (90) days and no more than one hundred eighty (180) days prior to the expiration of the applicable term. Mr. Balaouras elected to waive any 2018 salary, which was recorded as an expense and additional to paid-in capital in 2018, and defer 52% of his 2019 salary; which such deferment shall continue until such time as the Company has operated on a positive cash flow basis for a period of not less than three months. At that time all deferred compensation shall be payable in equal monthly installments for a period of 24 months. At the sole election of Mr. Balaouras, he may be paid any deferred compensation in cash or in the Company’s common stock. Please see Note 13 — Subsequent Events for further information.

On June 1, 2019, the Company entered in an employment agreement with Mr. Laurence Ruhe to serve as the Company’s Chief Financial Officer. Mr. Ruhe shall serve a two-year term, effective June 1, 2019, with annual base compensation of $100,000 plus 46,296 of Stock to vest in twelve equal monthly installments of 3,858 shares commencing on July 1, 2019. Mr. Ruhe’s compensation will be reviewed annually and may be adjusted as determined by the Company’s Compensation Committee or Board. Additionally, Mr. Ruhe shall be entitled to receive an annual discretionary bonus as determined by the Board. On March 2, 2020, Mr. Ruhe tendered his resignation to the Company’s Board of Directors (the “Board”). The Board accepted Mr. Ruhe’s resignation effective immediately. Mr. Ruhe also stepped down as an advisor to the Company’s Audit Committee. Additionally, pursuant to the terms of Mr. Ruhe’s employment contract with the Company, Mr. Ruhe forfeited 11,709 shares of unvested common stock previously issued to Mr. Ruhe. The Company elected to allow Mr. Ruhe to retain the shares that had yet to vest at the time of his resignation.

On July 15, 2019 the Company’s Board of Directors (the “Board”) appointed Richard S. Groberg to be the President of the Company. Mr. Groberg shall initially serve a three-year term effective July 15, 2019 pursuant to a written employment agreement (the “Employment Agreement”) with an annual base compensation of $180,000, of which $5,000 per month shall be deferred until January 15, 2020 or such earlier date pursuant to the terms of the Employment Agreement and then shall be payable in cash or shares of the Company’s common stock (the “Stock”). The Employment Agreement provides for a restricted stock award of 400,000 shares of the Company’s Stock to vest: 25% six months after the effective date of the Employment Agreement; 25% on the first anniversary after the effective date of the Employment Agreement, 25% on the second anniversary after the effective date of the Employment Agreement and 25% on the third anniversary after the effective date of the Employment Agreement. On January 22, 2020, Mr. Groberg, tendered his resignation to the Company’s Board of Directors (the “Board”). The Board accepted Mr. Groberg’s resignation effective immediately. The Company and Mr. Groberg executed a mutual Separation Agreement. The Company elected to allow Mr. Groberg to retain the shares that had yet to vest at the time of his resignation.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 8 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a production / warehouse facility under a non-cancelable operating lease that expires in June 2027.

As of March 31, 2020, the Company recorded operating lease liabilities of $2,310,352 and right of use assets for operating leases of 2,141,611. During the three months ended March 31, 2020, operating cash outflows relating to operating lease liabilities was $58,294. As of March 31, 2020, the Company’s operating leases had a weighted-average remaining term of 8.38 years.

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of March 31, 2020, are as follows:

Amount
Fiscal year ending December 31:
2020 (excluding the three months ended March 31, 2020)	262,980
2021	350,640
2022	350,755
2023	350,986
2024	351,333
Thereafter	1,150,995
Total minimum lease payments	$2,817,689

Rent expense, incurred pursuant to operating leases for the three months ended March 31, 2020 and 2019, was $87,660 and $57,660, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 9 — Capital Stock

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 65,736,262 shares of Common Stock are issued and outstanding as of March 31, 2020. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the three months ended March 31, 2020 and year ended December 31, 2019, the Company issued and/or sold the following unregistered securities:

For the three months ended March 31, 2020

On February 11, 2020, the Company issued 250,000 shares of common stock to its former Secretary and President for services rendered on behalf of the Company.

On March 31, 2020, the Company issued 31,251 shares of common stock to its former Chief Financial Officer for services rendered on behalf of the Company as per the terms of the Termination Agreement.

On March 31, 2020, the Company issued 18,562 shares of common stock to its current Interim Chief Executive Officer as payment for interest against a note payable that was converted in the prior period.

For the year ended December 31, 2019

Between January 1, 2019 and December 2019, the Company issued 1,845,635 shares of Common Stock to approximately 15 persons in exchange for services rendered on behalf of the Company valued at approximately $896,229. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

Between January 1, 2019 and December 31, 2019, the Company sold an aggregate of 12,130,000 shares of Common Stock for $6,075,000 to approximately 20 investors all of whom were accredited investors. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

On February 10, 2019, the Company’s largest shareholder, Red Dot Development, LLC (“Red Dot”), returned 20,000,000 shares of the Company’s common stock to the Company for cancellation in exchange for a payment of $20,000, which as of December 31, 2019 has been accrued as a payable by the Company.

On April 1, 2019, the Company issued 66,667 shares of common stock to the Sellers of THC park as per the terms of the Sales Agreement.

On July 15, 2019, the Company issued 500,000 shares of common stock for the conversion of a $250,000 note payable.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 9 — Capital Stock (continued)

At March 31, 2020 and December 31, 2019, there are 65,736,262 and 65,436,449 shares of Common Stock issued and outstanding, respectively.

Preferred Stock

The Board is authorized, without further approval from our stockholders, to create one or more series of preferred stock, and to designate the rights, privileges, preferences, restrictions, and limitations of any given series of preferred stock. Accordingly, the Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of preferred stock could have the effect of restricting dividends payable to holders of our Common Stock, diluting the voting power of our Common Stock, impairing the liquidation rights of our Common Stock, or delaying or preventing a change in control of us, all without further action by our stockholders. Of the 5,000,000 shares of preferred stock, par value $0.001 per share, authorized in our Articles of Incorporation, 2,500 shares are designated as Series A Convertible Preferred Stock.

Series A Convertible Preferred Stock

Each share of Series A Preferred Stock is convertible, at the option of the holder, into that number of shares of Common Stock determined by dividing the stated value of each share of Series A Preferred Stock (currently, $1,000) by the conversion price (currently, $0.75). The stated value and the conversion price are subject to adjustment as provided for in the Certificate of Designation. We are prohibited from effecting a conversion of the Series A Preferred Stock to the extent that, after giving effect to the conversion, the holder (together with such holder’s affiliates and any persons acting as a group with holder or any of such holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion. A holder, upon notice to us, may increase or decrease this beneficial ownership limitation; provided, that, in no event can the holder increase the beneficial ownership limitation in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series A Preferred Stock then held by holder. Such increase of the beneficial ownership limitation cannot be effective until the 61st day after such notice is given to us and shall apply only to such holder. The Series A Preferred Stock has no voting rights; however, as long as any shares of Series A Preferred Stock are outstanding, we are not permitted, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock to (i) alter or change adversely the powers, preferences, or rights given to the Series A Preferred Stock or alter or amend the Series A Preferred Stock Certificate of Designation, (ii) amend our Articles of Incorporation or other charter documents in any manner that adversely affects any rights of the holders, (iii) increase the number of authorized shares of Series A Preferred Stock, or (iv) enter into any agreement with respect to any of the forgoing.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 9 — Capital Stock (continued)

Preferred Stock Issuances

For the three months ended March 31, 2020

None

For the year ended December 31, 2019

None

At March 31, 2020 and December 31, 2019, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

For the three months ended March 31, 2020, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants and options as of March 31, 2020, to purchase 1,243,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

Note 11 — Stock Based Compensation

Warrants and Options

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 11 — Stock Based Compensation (continued)

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

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2019	10,000	$1.20	0.58
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at March 31, 2020	10,000	$1.20	0.33

Options outstanding for the three months ended March 31, 2020 and year ended December 31, 2019 were 10,000 and 10,000, respectively.

Warrants

In June of 2019, in conjunction with the Company’s offering under Rule 506 of Regulation D of the Securities Act (the “Offering”), the Company granted warrants to each participant in the Offering upon the following terms and conditions: (a) each participant has the right to acquire additional shares of the Company’s Common Stock equal to ten (10%) of the shares purchased in the offering (the “Warrants”); (b) one-half of the Warrants granted to each participant have an exercise price of $0.65 and the other one-half have an exercise price of $1.00, and (c) the Warrants shall be exercisable between June 5, 2019, the date of grant and June 4, 2021 the date of expiration of the Warrants. A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2019	1,233,000	$0.83	2.5
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at March 31, 2020	1,233,000	$0.83	2.3

Warrants outstanding for the three months ended March 31, 2020 and year ended December 31, 2019 were 1,233,000 and 1,233,000, respectively.

Note 12 — Related Party Transactions

On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder is granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which is owned by the Borrower.

On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder is granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020 which is owned by the Borrower. The transaction closed on April 3, 2020.

Note 13 — Subsequent Events

The following material events occurred subsequent to the quarter ended March 31, 2020:

On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder is granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020 which is owned by the Borrower. The transaction closed on April 3, 2020.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 13 — Subsequent Events (continued)

On April 7, 2020, the Company issued 20,000 shares of common stock to an accredited investor for purchasing shares through the Company’s Regulation D offering.

On June 11, 2020, the Company, through its wholly owned subsidiary, Red Earth, LLC, and Element NV, LLC (“ENV”) entered into the First Amendment (the “Amendment”) to the Membership Interest Purchase Agreement dated August 28, 2019. Under the terms of the Amendment, ENV shall be required to make an additional cash contribution in the amount of $240,000 that shall be deemed the Final Contribution Payment. As of the date of this filing, ENV has failed to make the Final Contribution Payment.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

Note 13 — Subsequent Events (continued)

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

On August 25, 2020, the Company received a Notice of Demand from counsel for Terrence M. Tierney, the Company’s former Secretary and interim President, demanding payment in the amount of $505,287 for accrued compensation, base salary, expenses paid on behalf of the Company, severance and a late payment penalty.

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

On December 10, 2020, the Company received a short-term loan in the amount $100,000 from a director of the Company. The loan bears no interest and is due on demand.

On December 10, 2020, the Company issued 500,000 shares of restricted common stock to its Secretary as per the terms of the Employment Agreement dated September 15, 2020.

On December 10, 2020, the Company issued 500,000 shares of restricted common stock to its Interim Chief Financial Officer as per the terms of the Employment Agreement dated October 1, 2020.

On December 10, 2020, the Company issued 250,000 shares of restricted common stock to its Interim Chief Executive Officer for services rendered on behalf of the Company.

On December 10, 2020, the Company issued 1,402,279 shares of restricted common stock to an accredited investor as per the terms of the Securities Purchase Agreement dated July 22, 2020.

On December 10, 2020, the Company issued 2,500 shares of restricted common stock for services rendered on behalf of the Company.

On December 10, 2020, the Company issued 2,500 shares of restricted common stock for services rendered on behalf of the Company.

On December 10, 2020, the Company issued 200,000 shares of restricted common stock to a Consultant for consulting services rendered on behalf of the Company.

On December 14, 2020, the Company and Sylios Corp entered into an Amendment to the Consulting Agreement (the “Amendment”) dated August 25, 2020. Under the terms of the Amendment, the parties agreed to amend the compensation due the Consultant to as follows: Consultant shall receive a total of $10,000 cash compensation and 200,000 shares of the Company’s common stock. As of the date of the Amendment, the Consultant had received all cash compensation.

On January 11, 2021, the Company issued an accredited investor a Common Stock Purchase Warrant Agreement in conjunction with the July 2020 Securities Purchase Agreement granting the holder the right to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.10 for a term of 4-years.

On January 11, 2021, the Company (as “Purchaser”) entered into a Letter of Intent (“LOI”) with MJ Distributing, Inc. (the “Seller”) to define the terms for the purchase of MJ Distributing C202, LLC and MJ Distributing P133, LLC inclusive of two cultivation licenses and two production licenses. The parties had previously entered into a Membership Interest Purchase Agreement (the “MIPA 1”) dated April 2, 2019 to facilitate the same proposed transaction. The parties did not close on MIPA 1. Under the terms of the new Membership Interest Purchase Agreement (“MIPA 2”), the Purchaser is to make a non-refundable payment in the amount of $300,000 upon execution of the LOI, a second payment in the amount of $200,000 on or before January 31, 2021, a third payment in the amount of $100,000 on or before February 12, 2021 and subsequent payments in the amount of $100,000 on or before the 12th day of each month thereafter until the balance is paid in full. The Seller shall also receive 200,000 shares of common stock issued by the Purchaser.

On January 11, 2021, the Company leased a shared office space for a six-month term for $135.00 for the entire term. The Company plans on remaining at this location for the next 3-6 months until it can identify a new corporate office.

On January 12, 2021, the Company closed on the sale of its corporate office building located at 1300 S. Jones Blvd, Las Vegas, NV 89146 for the sales price of $1,627,500.

On January 14, 2021, the Company entered into a Debt Conversion and Stock Purchase Agreement (the “Agreement”) with David Dear (the “Investor”), a director of the Company. Under the terms of the Agreement, the Company shall issue 526,316 shares of common stock to the Investor in satisfaction of the $100,000 short term loan made to the Company by the Investor on December 10, 2020. In addition, the Investor elected to purchase an additional 263,148 shares of common stock at a per share price of $0.19 for a total of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, the marijuana industry is subject to strong competition, our business is dependent on laws pertaining to the marijuana industry, the marijuana industry is subject to government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “MJ Holdings, Inc.,” “MJ Holdings,” “MJ,” “we,” “us,” “our,” and the “Company” refer to MJ Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company has the contractual right to manage and cultivate marijuana on this property until 2026, for which it will receive eighty-five percent (85%) of the net revenues realized from its management of this facility. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. The Company completed its second harvest on this property in November of 2019 and had anticipated generating revenue from this harvest until late Q4 of 2020. The impact of COVID-19 greatly impacted the continuing sale of inventory from this harvest. In April of this year, the Company planted a one acre auto-flower crop, which it began harvesting in late June. The Company successfully integrated its cloning program for 2020, and projects that it will grow approximately 8,000 marijuana plants starting in June of this year for harvest in mid Q4 2020.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property, that is contiguous to the three-acre property that it manages in Amargosa. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of required funding, is expected to become operational in the spring of 2021.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting has significantly delayed the completion of this community. The Company anticipates completing the construction and inspections during the first quarter of 2021.

●	an agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019, the Company executed a Membership Interest Purchase Agreement (“MIPA”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. The licenses were required to be perfected pursuant to Nevada Revised Statutes 453A (NRS 453A - Medical Marijuana) and Nevada Revised Statures 453D (NRS453D – Recreation/Adult Use Marijuana). In January of 2020, the State of Nevada issued a Conditional Medical Marijuana Cultivation Certificate and a Conditional Medical Marijuana Production Certificate. On May 1, 2020, the State of Nevada issued a Conditional Recreational Marijuana Cultivation Certificate and a Conditional Recreational Marijuana Production Certificate. As of October 2019, the State of Nevada had placed a moratorium on the transfer of all licenses within the state. The Company does not know when this moratorium will be lifted, but it expects the newly formed Cannabis Control Board to expedite transfers beginning in Q4 of 2020. Due to the ongoing impact of COVID-19 on the Company’s business operations, the Company has been unable to comply with the payment obligations required of it in the MIPA. On February 19, 2020, the Company received a Demand for Payment (the “Demand”) from the Seller as it related to the MIPA, the Amendment to the MIPA (the “First Amendment) and Amendment No. 2 to the MIPA (the “Second Amendment”). Under the terms of the Demand, the Company was to make payment in the amount of $261,533 and enter into a Third Amendment to the MIPA (the “Third Amendment”) on or before March 11, 2020. As of the date of this filing, the Company has failed to make the required payment under the Demand, nor has it entered into a Third Amendment. Please see Note 13 — Subsequent Events for further information.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its subsidiary, Red Earth, LLC, the Company holds a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. Due to the ongoing impact of COVID-19 on the Company’s respective business operations, the Company has not been able to pay the monthly rent. As of the date of this filing, the Company is in active negotiations with the landlord to find an acceptable resolution regarding the payment of past due rent. The Company is currently in discussions with Element regarding the default of payments. There is no guarantee that Element will agree to remit the required funds to bring them current under the terms of the Agreement. In the event that Element fails to make the required payment, the Company may elect to remit a Notice of Default to Element, terminate the Agreement, fund the development of the facility through additional sources or sale the license.

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

The Company presently occupies an office suite located at 7320 S. Rainbow Blvd., Suite 102-210, Las Vegas, NV 89139. On January 12, 2021, the Company closed on the sale of its corporate office building located at 1300 S. Jones Blvd, Las Vegas, NV 89146 for the sale price of $1,627,500. The Company plans on remaining at its current location for the next 3-6 months until it can identify a new corporate office.

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

As a result of the impact of COVID-19 on our financial results, and the anticipated future impact of the pandemic, we have implemented cost control measures and cash management actions, including:

● Furloughing a significant portion of our employees; and

● Implementing 20% salary reductions across our executive team and other members of upper-level management; and

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

Our Business

We commenced cultivation activities on our three-acre managed cultivation facility in August of 2018, harvesting more than 5400 pounds of marijuana through December of 2018. In the fourth quarter of 2019, we completed our 2019 harvest of approximately 4,800 marijuana plants with expected yield of more than 3,300 pounds of marijuana flower and trim. As of the time of this filing, we have completed our 2020 harvest of approximately 7,600 marijuana plants with expected yield of more than 4,700 pounds of marijuana flower and trim. It is our intention to grow our business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation and production management, and consulting services in the regulated cannabis industry.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the interim period ended March 31, 2020.

Please see our Annual Report on Form 10-K for the year ended December 31, 2019 filed on December 10, 2020, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

The Company’s revenue was $456,158 for the three months ended March 31, 2020, compared to $580,228 for the three months ended March 31, 2019. Revenue, by class, is as follows:

	For the three months ended
	March 31,
	2020	2019
Revenues:
Rental income (i)	$22,499	$1,950
Management income (ii)	306,112	433,708
Equipment lease income (ii)	127,547	144,570
Total	$456,158	$580,228

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company.
(iii)	In October of 2018, the Company entered into a Revenue Participation Rights Agreement (the “Agreement”) with Let’s Roll NV, LLC and Blue Sky Companies, LLC (together, the “Subscribers”). Under the terms of the Agreement, the Company transferred its ownership interest in 3.95% of the gross revenue from the “Amargosa Outdoor Grow” to the Subscribers in exchange for $100,000 cash payment and a Subscription Agreement in the amount of $1,142,100. On or before April 30th for the next 8 years (2019-2026), the Company shall calculate the pro rata gross revenue due to the Subscribers with payments being made on or before May 31st of each year. The Subscribers have agreed to forgo any payments required under the Agreement until May 2021.

Operating Expenses

Direct costs of revenues were $472,770 and $516,007 for the three months ended March 31, 2020 and 2019, respectively.

	For the three months ended
Direct costs of revenue:	March 31,
	2020	2019
Rental income	$-	$-
Management and equipment lease income	472,770	516,007
Total	$472,770	$516,007

The direct costs of revenue of $472,770 for the three months ended March 31, 2020 is attributable to: labor, compliance, testing and others related expenses – all of which are directly related to the Consulting and Equipment Lease Agreements with the Licensed Operator.

General and administrative

For the three months ended March 31, 2020, our general and administrative expenses were $1,038,681 compared to $619,665 for the three months ended March 31, 2019, resulting in an increase of $419,016. The increase was largely attributable to expanding employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the three months ended March 31, 2020, our other income/(expense) were ($44,401) compared to ($37,682) for the three months ended March 31, 2019, resulting in an increase of $6,719. The increase was largely attributable to interest expense on loans related for the acquisition of the 260 acres and general working capital.

Net Loss

Net loss attributable to common shareholders was $1,210,532 for the three months ended March 31, 2020, compared to net loss of $646,488 for the three months ended March 31, 2019. The increase in net loss for the three months ended March 31, 2020 as compared to the same period in 2019 is largely attributable to employee related expenses and professional fees.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended March 31, 2020 and 2019:

	2020	2019
Cash Flows:

Net cash used in operating activities	(53,395)	(408,147)
Net cash used in investing activities	-	(209,726)
Net cash provided by financing activities	68,156	1,530,968

Net increase (decrease) in cash	14,761	912,389
Cash at beginning of period	22,932	56,656

Cash at end of period	$37,693	$969,045

The Company had cash of $37,693 at March 31, 2020 compared with cash of $969,045 at March 31, 2019.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020, was $53,395 versus $408,147 for the three months ended March 31, 2019. The decrease in cash used in operating activities in 2020 included a net loss of $1,210,532 offset by depreciation of $111,746, other current assets of $156,229, accounts payable and accrued liabilities of $205,528.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020, was $- as compared to $209,726 for the three months ended March 31, 2019. The decrease in investing activities in 2020 is attributable to the decrease in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2020, was $68,156 as compared to $1,530,968 for the three months ended March 31, 2019. The decrease in financing activities in 2020 is due to the fact that the Company sought not to raise additional funds through a public offering.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2020 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock – Three months ended March 31, 2020

On February 11, 2020, the Company issued 250,000 shares of common stock to its former Secretary and President for services rendered on behalf of the Company.

On March 31, 2020, the Company issued 31,251 shares of common stock to its former Chief Financial Officer for services rendered on behalf of the Company.

On March 31, 2020, the Company issued 18,562 shares of common stock to its current Interim Chief Executive Officer for services rendered on behalf of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.10	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.13	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.14	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.15	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.16	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.17	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.18	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.19	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.20	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.21	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.22	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.23	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.24	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.25	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.26	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.27	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.28	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.29*	Revenue Participation Rights Agreement No. 1 dated December 8, 2020
10.30*	Amendment to Consulting Agreement dated December 14, 2020
10.31*	Common Stock Warrant Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated January 11, 2021
10.32*	Letter of Intent between MJ Holdings, Inc. and MJ Distributing, Inc. dated January 11, 2021
10.33*	Debt Conversion and Stock Purchase Agreement entered into between MJ Holdings, Inc. and David Dear dated January 14, 2021
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Interim Chief Executive Officer
(Principal Executive Officer)
Date:	January 22, 2021

