Form 10-Q
period 2020-06-30
MJ Holdings, Inc.
filed 2021-02-01
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

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

As of February 1, 2021, there were 68,613,541 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2020 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

ii

PART I

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$137,359	$22,932
Accounts receivable, net	7,477	11,675
Prepaid expense	339,282	476,742
Marketable securities – available for sale	150,000	150,000
Other current assets	-	156,229
Total current assets	634,118	817,578

Property and equipment, net	4,350,593	4,574,082
Intangible assets	300,000	300,000
Deposits	289,817	289,817
Operating lease – Right to use asset	2,088,211	2,194,278
Total assets	$7,662,739	$8,175,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,619,974	$1,076,145
Other current liabilities	532,789	-
Deposits	566,212	441,000
Notes payable – related party	200,405	-
Current portion of long-term notes payable	1,243,958	1,249,561
Current portion of operating lease obligation	237,604	237,604
Total current liabilities	4,400,942	3,004,310

Non-current liabilities
Long-term notes payable, net of current portion	924,460	929,526
Operating lease long-term, net of current portion	2,013,721	2,131,042

Total non-current liabilities	2,938,181	3,060,568

Total liabilities	7,339,123	6,064,878

Stockholders’ equity

Preferred stock, $0.001 par value, 5,000,000 shares authorized 2,500 shares authorized, 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Series A convertible Preferred stock $1,000 slated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 65,756,262 and 65,436,449 shares issued, issuable, and outstanding at June 30, 2020 and December 31, 2019, respectively	65,756	65,436
Additional paid-in capital	18,243,672	18,177,723
Common stock issuable	-	19
Stock subscription payable	-	10,000
Accumulated deficit	(17,876,727)	(16,038,345)
Total stockholders’ equity attributable to MJ Holdings, Inc.	432,701	2,214,833
Non-controlling interest	(109,085)	(103,956)
Total stockholders’ equity	323,616	2,110,877
Total liabilities and stockholders’ equity	$7,662,739	$8,175,755

See accompanying notes to unaudited consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue, net	$66,914	$198,842	$523,072	$779,070

Operating expenses
Direct costs of revenue	67,428	23,488	540,198	539,495
General and administrative	459,046	1,621,761	1,497,727	2,241,426
Depreciation	111,743	61,075	223,489	153,357
Marketing and selling	7,700	35,078	6,792	(3,842)
Total operating expenses	645,917	1,741,402	2,268,206	2,930,436

Operating loss	(579,003)	(1,542,560)	(1,745,134)	(2,151,366)

Other income (expense)
Interest expense	(49,390)	(38,816)	(98,377)	(76,510)
Interest income	4,587	659	9,173	671
Loss on impairment of investment	(9,173)	-	(9,173)	-
Total other income (expense)	(53,976)	(38,157)	(98,377)	(75,839)

Net loss before income taxes	(632,979)	(1580,717)	(1,843,511)	(1580,717)
Provision for income taxes	-	-	-	-
Net loss	$(632,979)	$(1,580,717)	$(1,843,511)	$(2,227,205)

Loss (gain) attributable to non-controlling interest	(2,867)	6,336	(5,129)	6,336

Net loss attributable to common stockholders	$(630,112)	$(1,574,381)	$(1,838,382)	$(2,220,869)

Net loss attributable to common stockholders per share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	65,754,724	51,274,448	65,662,894	56,948,376

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and six months ended June 30, 2020 (Unaudited):

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at January 1, 2020	-	$-	18,562	$19	65,436,449	$65,436	$18,177,723	$10,000	$(103,956)	$(16,038,345)	$2,110,877
Issuance of common stock for services	-	-	-	-	281,251	281	55,969	-		-	56,250
Issuance of common stock for conversion of debt and interest	-	-	(18,562)	(19)	18,562	19	-	-		-	-
Net loss for the period ended March 31, 2020	-	-	-	-	-	-	-	-	(2,262)	(1,208,270)	(1,210,532)
Balance at March 31, 2020	-	-	-	-	65,736,262	65,736	18,233,692	10,000	(106,218)	(17,246,615)	956,595
Issuance of common stock for stock subscriptions payable	-	-	-	-	20,000	20	9,980	(10,000)	-	-	-
Net loss for the period ended June 30, 2020	-	-	-	-	-	-	-	-	(2,867)	(630,112)	(632,979)
Balance at June 30, 2020	-	$-	-	$-	65,756,262	$65,756	$18,243,672	$-	$(109,085)	$(17,876,727)	$323,616

For the three and six months ended June 30, 2019 (Unaudited):

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at January 1, 2019	-	$-	-	$-	70,894,146	$70,894	$10,921,774	$-	$	$(7,870,449)	$3,122,219
Issuance of common stock for services	-	-	-	-	16,236	16	15,984	-		-	16,000
Issuance of common stock for stock subscriptions payable	-	-	-	-	-	-	-	1,350,000		-	1,350,000
Return of common stock for cash	-	-	-	-	(20,000,000)	(20,000)	-	-		-	(20,000)
Net loss for the period ended March 31, 2019	-	-	-	-	-	-	-	-		(646,488)	(646,488)
Balance at March 31, 2019	-	-	-	-	50,910,382	50,910	10,937,758	1,350,000	-	(8,516,937)	3,821,731
Issuance of common stock for purchase of property and equipment	-	-	-	-	66,667	66	49,933	-		-	49,999
Common stock for cash and subscriptions	-	-	-	-	1,390,000	1,390	693,610	3,855,000		-	4,550,000
Net loss for the period ended June 30, 2019	-	-	-	-	-	-	-	-	(6,336)	(1,574,381)	(1,580,717)
Balance at June 30, 2019	-	$-	-	$-	52,367,049	$52,366	$11,681,301	$5,205,000	$(6,336)	$(10,091,318)	$6,841,013

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30
	2020	2019
Cash Flows from Operating Activities
Net loss attributable to MJ Holdings, Inc.	$(1,838,382)	$(2,220,869)
Net loss attributable to noncontrolling interests	(5,129)	(6,336)
Net loss	(1,843,511)	(2,227,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	106,067	64,897
Amortization of deferred rent	-	(7,150)
Expenses paid on behalf of the Company	36,405	-
Common stock issued for services	56,250	15,999
Depreciation	223,489	153,357
Reserve on investment	9,173	-
Changes in operating assets and liabilities:
Accounts receivable	(4,975)	(1,949)
Interest receivable	-	(641)
Inventory	-	(158,550)
Prepaid expenses	137,460	(27,560)
Deposits	125,212	(378,799)
Accounts payable and accrued liabilities	543,829	110,482
Deferred revenue	-	3,250
Deferred rent	-	(7,150)
Other current assets	156,229	-
Other current liabilities	532,789	-
Operating lease liability	(117,321)	(76,151)
Net cash used in operating activities	(38,904)	(2,530,020)

Cash Flows from Investing Activities
Purchases of property and equipment	-	(796,194)
Issuance of note receivable	-	(150,000)
Net cash used in investing activities	-	(946,194)

Financing activities
Proceeds from notes payable	-	201,000
Proceeds from notes payable – related party	164,000	-
Repayment of notes payable	(10,669)	(209,554)
Proceeds from the issuance of common stock	-	695,000
Proceeds from subscription payable	-	5,205,000
Net cash provided by financing activities	153,331	5,891,446

Net change in cash	114,427	2,415,232

Cash, beginning of period	22,932	56,656

Cash, end of period	$137,359	$2,471,888

Supplemental disclosure of cash flow information:
Interest paid	$32,356	$-
Income taxes paid	$-	$-

Non-cash investing activities:
Return and cancellation of common stock	$-	$20,000
Right to use asset obtained in exchange for operating lease obligation	$-	$1,598,347
Common stock and debt issued for asset acquisition	$-	$300,000
Financing purchases of property and equipment	$-	$900,000
Common stock issued for stock subscriptions payable	$10,000	$-
Common stock issued for prior period debt conversion	$19	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”). The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full years.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Six Months Ended June 30, 2020 and 2019

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

As of June 30, 2020 and December 31, 2019, the Company’s investment in marketable securities – available for sale was determined to be a level 1 investment.

Cash

Cash includes cash on hand and deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less. The Company maintains its cash in bank deposit accounts. Cash on hand at June 30, 2020 and December 31, 2019 was $137,359 and $22,932, respectively.

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

	June 30, 2020	December 31, 2019
Accounts receivable	$19,477	$23,675
Less: allowance	(12,000)	(12,000)
Net accounts receivable	$7,477	$11,675

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments are netted against the carrying amount of the debt instrument, and charged to interest expense over the term of the loan.

Inventory

Inventories consist of finished goods as of June 30, 2020. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of the first in first out method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. The Company has performed a valuation and has established a reserve against its finished goods inventory.

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

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

Long–lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. For the six months ended June 30, 2020 and 2019, the Company recorded $9,173 and $- impairment of assets, respectively.

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

Other Current Liabilities

The Company’s other current liabilities consisted of amounts due under the management agreement and performance guarantee with Acres Cultivation, LLC. As of June 30, 2020 and December 31, 2019, other current liabilities were $532,789 and $-, respectively.

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

For the Six Months Ended June 30, 2020 and 2019

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

For the Six Months Ended June 30, 2020 and 2019

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

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $17,876,727 as of June 30, 2020. The Company incurred a net loss of $1,843,511, and negative working capital of $3,766,824 for the six months ended June 30, 2020. At June 30, 2020, the Company had cash and cash equivalents of $137,359. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 3 — Going Concern (continued)

The Company’s current capital resources include cash and investments. Historically, the Company has financed its operations principally through equity and debt financing.

Note 4 — Property and Equipment

Property and Equipment at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Leasehold Improvements	323,281	323,281
Machinery and Equipment	1,052,203	1,052,203
Building and Land	3,150,000	3,150,000
Furniture and Fixtures	543,366	543,366
Total property and equipment	5,068,850	5,068,850

Less: Accumulated depreciation	(718,257)	(494,768)
Property and equipment, net	4,350,593	4,574,082

Depreciation expense for the six months ended June 30, 2020 and 2019 was $223,489 and $153,357, respectively.

Note 5— Intangible Assets

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 6 — Notes Payable

Notes payable as of June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019
Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023, originally $1,100,000 (i)	$1,081,252	$1,086,662
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022, originally $750,000 (ii)	750,000	750,000
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020, originally $150,000 (iii)	100,000	100,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (iv)	237,166	242,425
Notes payable, related party, bearing interest at 9.0%, originated February 20, 2020, due on February 19, 2021, originally $110,405 (v)	110,405	-
Notes payable, related party, bearing interest at 9.0%, originated April 3, 2020, due on March 30, 2021, originally $90,000 (vi)	90,000	-
Total notes payable	$2,368,823	$2,179,087
Less: current portion	(1,443,363)	(1,249,561)
Long-term notes payable	$924,460	$929,526

(i)

On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000, amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations. As of June 30, 2020, $1,081,252 principal and $11,743 interest remain due. Please see Note 12 — Subsequent Events for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 6 — Notes Payable (continued)

(ii)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC, a Wyoming limited liability company. The note accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of June 30, 2020, $750,000 principal and $20,208 interest remain due.

(iii)	On January 17, 2019, the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note accrues interest at 9.0% per annum and is due on January 16, 2020. Principal payments in the amount of $50,000 were made during the year ended December 31, 2019. As of June 30, 2020, $100,000 principal and $15,257 interest remain due.

(iv)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of June 30, 2020, $237,166 principal and $6,967 interest remain due.

(v)	On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder is granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which is owned by the Borrower. As of June 30, 2020, $110,405 principal and $2,475 interest remain due.

(vi)	On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder is granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020. which is owned by the Borrower. The transaction closed on April 3, 2020.

Amount
Fiscal year ending December 31:
2020	63,134
2021	376,593
2022	915,613
2023	1,013,483
2024	-
Thereafter	-
Total minimum loan payments	$2,368,823

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 7 — Commitments and Contingencies

Employment Agreements

On October 15, 2018, the Company entered into an employment agreement (the “Tierney Employment Agreement”) with Terrence M. Tierney. Pursuant to the Tierney Employment Agreement, the Company appointed Mr. Tierney, to the position of Chief Administrative Officer, in addition to his previous role as Secretary. The initial term of employment is for a three-year period (or until September 30, 2021), unless extended or otherwise terminated in accordance with its terms. The effective date of The Tierney Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew. Mr. Tierney’s annual salary is equal to or greater than any other senior executive of the Company with the exception of the Chief Executive Officer. The Tierney Employment Agreement defers salary of $10,000 per month of Mr. Tierney’s salary until such time as the Company has achieved gross annual sales of $20,000,000 or net annual profits (as defined in the Tierney Employment Agreement) of $5,000,000 or has raised a total of $50,000,000 in equity or debt financing. In addition, the Company agreed to issue 500,000 shares of common stock pursuant to a stock award agreement within thirty (30) days of adoption of an omnibus benefit plan. Such shares have not yet been issued. On January 22, 2020, the Board appointed Mr. Tierney to the additional position of interim President. There are no changes to Mr. Tierney’s current employment agreement other than his additional duties as President. Mr. Tierney will have day-to-day oversight of the Company’s operations and continue to advise the Board on strategic initiatives and business development. Please see Note 12 — Subsequent Events for further information.

On February 18, 2019, the Company entered into an employment agreement (the “Balaouras Employment Agreement”) with Paris Balaouras. Mr. Balaouras was appointed Chief Executive Officer of the Company on December 15, 2017. The initial term of employment was for a five-year period (or until December 31, 2022), unless extended or otherwise terminated in accordance with its terms. The effective date of the Balaouras Employment Agreement was January 1, 2019, and continues until the earlier of: (i) the effective date of any subsequent employment agreement between Mr. Balaouras and us; (ii) the effective date of any termination of employment as provided for in the Balaouras Employment Agreement; or (iii) five (5) years from the effective date; provided, that the Balaouras Employment Agreement automatically renews for successive periods of three (3) years unless either party gives written notice to the other party that it does not wish to automatically renew, which written notice must be received by the other party no less than ninety (90) days and no more than one hundred eighty (180) days prior to the expiration of the applicable term. Mr. Balaouras elected to waive any 2018 salary, which was recorded as an expense and additional to paid-in capital in 2018, and defer 52% of his 2019 salary; which such deferment shall continue until such time as the Company has operated on a positive cash flow basis for a period of not less than three months. At that time, all deferred compensation shall be payable in equal monthly installments for a period of 24 months. At the sole election of Mr. Balaouras, he may be paid any deferred compensation in cash or in the Company’s common stock. Please see Note 12 — Subsequent Events for further information.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 7 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a production / warehouse facility under a non-cancelable operating lease that expires in June 2027.

As of June 30, 2020, the Company recorded operating lease liabilities of $2,251,325 and right of use assets for operating leases of 2,088,211. During the six months ended June 30, 2020, operating cash outflows relating to operating lease liabilities was $117,321, and the expense for right of use assets for operating leases was $106,067. As of June 30, 2020, the Company’s operating leases had a weighted-average remaining term of 8.13 years.

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of June 30, 2020, are as follows:

Amount
Fiscal year ending December 31:
2020 (excluding the six months ended June 30, 2020)	175,320
2021	350,640
2022	350,755
2023	350,986
2024	351,333
Thereafter	1,150,995
Total minimum lease payments	$2,730,029

Rent expense, incurred pursuant to operating leases for the six months ended June 30, 2020 and 2019, was $177,003 and $209,967, respectively.

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

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 8 — Capital Stock

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 65,756,262 shares of Common Stock are issued and outstanding as of June 30, 2020. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the six months ended June 30, 2020 and year ended December 31, 2019, the Company issued and/or sold the following unregistered securities:

For the six months ended June 30, 2020:

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

On April 7, 2020, the Company issued 20,000 shares of common stock to an accredited investor for purchasing shares through the Company’s Regulation D offering. The shares were issued in full satisfaction of the previously recorded stock subscription payable for funds received by the Company on October 13, 2018 in the amount of $10,000.

For the year ended December 31, 2019:

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 8 — Capital Stock (continued)

At June 30, 2020 and December 31, 2019, there are 65,756,262 and 65,436,449 shares of Common Stock issued and outstanding, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 8 — Capital Stock (continued)

Preferred Stock Issuances

For the six months ended June 30, 2020:

None

For the year ended December 31,2019:

None

At June 30, 2020 and December 31, 2019, there are 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

For the six months ended June 30, 2020, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants and options as of June 30, 2020, to purchase 1,243,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 10 — Stock Based Compensation

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

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2019	10,000	$1.20	1.5
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at June 30, 2020	10,000	$1.20	1.2

Options outstanding as of June 30, 2020 and December 31, 2019 were 10,000 and 10,000, respectively.

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

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2019	1,233,000	$0.83	1.5
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at June 30, 2020	1,233,000	$0.83	0.9

Warrants outstanding as of June 30, 2020 and December 31, 2019 were 1,233,000 and 1,233,000, respectively.

Note 11 — Related Party Transactions

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 12 — Subsequent Events

The following material events occurred subsequent to the quarter ended June 30, 2020:

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 12 — Subsequent Events (continued)

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Note 12 — Subsequent Events (continued)

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

On December 14, 2020, the Company issued 500,000 shares of restricted common stock to its Secretary as per the terms of the Employment Agreement dated September 15, 2020.

On December 14, 2020, the Company issued 500,000 shares of restricted common stock to its Interim Chief Financial Officer as per the terms of the Employment Agreement dated October 1, 2020.

On December 14, 2020, the Company issued 250,000 shares of restricted common stock to its Interim Chief Executive Officer for services rendered on behalf of the Company.

On December 14, 2020, the Company issued 1,402,279 shares of restricted common stock to an accredited investor as per the terms of the Securities Purchase Agreement dated July 22, 2020.

On December 14, 2020, the Company issued 2,500 shares of restricted common stock for services rendered on behalf of the Company.

On December 14, 2020, the Company issued 2,500 shares of restricted common stock for services rendered on behalf of the Company.

On December 14, 2020, the Company issued 200,000 shares of restricted common stock to a Consultant for consulting services rendered on behalf of the Company.

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

On January 21, 2021, the Company received a Notice of Termination (the “Notice”), effective immediately, from Acres Cultivation, LLC (“Acres”) on the following three (3) agreements (collectively, herein the “Cooperation Agreement”):

1)	The Cultivation and Sales Agreement entered into by and between MJNE and Acres, dated as of January 1, 2019 (the “Cultivation and Sales Agreement” or “CSA”), pursuant to Sections 5.3, and 16.20 (cross-default);

2)	The Consulting Agreement, by and between Acres and MJNE, made as of January 1, 2019 (the “Consulting Agreement”), pursuant to Sections 10 and 11.10 (cross-default); and

3)	The Equipment Lease Agreement between Acres and MJNE, dated as of January 1, 2019 (the “Equipment Lease Agreement”), pursuant to Sections 8(ii), 8(iv), and 29 (cross-default).

Within the Notice, Acres makes claims that the Company and its subsidiaries failed to perform in accordance with the terms and conditions of the Cooperation Agreement. The Company and Acres (the “Parties”) are in active discussions in an effort to remedy the alleged breaches noted within the Notice. There is no guarantee that the Parties will reach a resolution satisfactory to the Company.

On January 22, 2021 (the “effective Date”), the MJ Holdings, Inc. (“MJNE”) entered into a Cultivation and Sales Agreement (the “Agreement”) with MKC Development Group, LLC (the “Company”). Under the terms of the Agreement, MJNE shall retain the Company to provide oversight and management of MJNE’s cultivation and sale of products at MJNE’s Amargosa Valley, NV farm. The Agreement shall commence on the Effective Date, continue for a period of ten (10) years and automatically renew for a period of five (5) years.

As deposits, security and royalty, the Company shall pay to MJNE:

(i)	a $600,000 non-refundable deposit upon execution of the Agreement, and;
(ii)	a security deposit of $10,000 to be applied against the last month’s obligations and a $10,000 payment to be applied against the first month’s rent, and;
(iii)	$10,000 on the first of each month for security and compliance, and;
(iv)	a royalty of 10% of gross revenue less applicable taxes (hereinafter “Net Sales Revenue”) on all sales of product by the Company; and
(v)	the Company shall, after the first two (2) years from execution of the Agreement, be responsible to pay to MJNE a minimum royalty of $83,000.00 per month.

As compensation, MJNE shall pay to the Company:

(i)	90% of Net Sales Revenue to the Company as the Management Fee.

The transaction closed on January 27, 2021.

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

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company has the contractual right to manage and cultivate marijuana on this property until 2026, for which it will receive eighty-five percent (85%) of the net revenues realized from its management of this facility. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. The Company completed its second harvest on this property in November of 2019 and had anticipated generating revenue from this harvest until late Q4 of 2020. The impact of COVID-19 greatly impacted the continuing sale of inventory from this harvest. In April of this year, the Company planted a one acre auto-flower crop, which it began harvesting in late June. The Company successfully integrated its cloning program for 2020, and projects that it will grow approximately 8,000 marijuana plants starting in June of this year for harvest in mid Q4 2020. Please see Note 12 — Subsequent Events for further information.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property, that is contiguous to the three-acre property that it manages in Amargosa. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of required funding, is expected to become operational in the spring of 2021. Please see Note 12 — Subsequent Events for further information.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting has significantly delayed the completion of this community. The Company anticipates completing the construction and inspections during the first quarter of 2021.

●	an agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019, the Company executed a Membership Interest Purchase Agreement (“MIPA”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. The licenses were required to be perfected pursuant to Nevada Revised Statutes 453A (NRS 453A - Medical Marijuana) and Nevada Revised Statures 453D (NRS453D – Recreation/Adult Use Marijuana). In January of 2020, the State of Nevada issued a Conditional Medical Marijuana Cultivation Certificate and a Conditional Medical Marijuana Production Certificate. On May 1, 2020, the State of Nevada issued a Conditional Recreational Marijuana Cultivation Certificate and a Conditional Recreational Marijuana Production Certificate. As of October 2019, the State of Nevada had placed a moratorium on the transfer of all licenses within the state. The Company does not know when this moratorium will be lifted, but it expects the newly formed Cannabis Control Board to expedite transfers beginning in Q4 of 2020. Due to the ongoing impact of COVID-19 on the Company’s business operations, the Company has been unable to comply with the payment obligations required of it in the MIPA. On February 19, 2020, the Company received a Demand for Payment (the “Demand”) from the Seller as it related to the MIPA, the Amendment to the MIPA (the “First Amendment) and Amendment No. 2 to the MIPA (the “Second Amendment”). Under the terms of the Demand, the Company was to make payment in the amount of $261,533 and enter into a Third Amendment to the MIPA(the “Third Amendment”) on or before March 11, 2020. As of the date of this filing, the Company has failed to make the required payment under the Demand, nor has it entered into a Third Amendment. Please see Note 12 — Subsequent Events for further information.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its subsidiary, Red Earth, LLC, the Company holds a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. Due to the ongoing impact of COVID-19 on the Company’s respective business operations, the Company has not been able to pay the monthly rent. As of the date of this filing, the Company is in active negotiations with the landlord to find an acceptable resolution regarding the payment of past due rent. The Company is currently in discussions with Element regarding the default of payments. There is no guarantee that Element will agree to remit the required funds to bring them current under the terms of the Agreement. In the event that Element fails to make the required payment, the Company may elect to remit a Notice of Default to Element, terminate the Agreement, fund the development of the facility through additional sources or sale the license.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the interim period ended June 30, 2020.

Please see our Annual Report on Form 10-K for the year ended December 31, 2019 filed on December 10, 2020, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

The Company’s revenue was $66,914 for the three months ended June 30, 2020, compared to $198,842 for the three months ended June 30, 2019. Revenue, by class, is as follows:

	For the three months ended
	June 30,
	2020	2019
Revenues:
Rental income (i)	$35,464	$32,859
Management income (ii)(iii)	22,200	99,595
Equipment lease income (ii)	9,250	66,388
Total	$66,914	$198,842

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company.
(iii)	In October of 2018, the Company entered into a Revenue Participation Rights Agreement (the “Agreement”) with Let’s Roll NV, LLC and Blue Sky Companies, LLC (together, the “Subscribers”). Under the terms of the Agreement, the Company transferred its ownership interest in 3.95% of the gross revenue from the “Amargosa Outdoor Grow” to the Subscribers in exchange for $100,000 cash payment and a Subscription Agreement in the amount of $1,142,100. On or before April 30th for the next 8 years (2019-2026), the Company shall calculate the pro rata gross revenue due to the Subscribers with payments being made on or before May 31st of each year. The Subscribers have agreed to forgo any payments required under the Agreement until May 2021.

Operating Expenses

Direct costs of revenues were $67,428 and $23,488 for the three months ended June 2020 and 2019, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
	June 30,
Direct costs of revenue:	2020	2019
Rental income	$-	$-
Management and lease equipment income	67,428	23,488
Total	$67,428	$23,488

The direct costs of revenue of $67,428 is attributable to labor, compliance testing and other related expenses – all of which are directly related to the sale of marijuana pursuant to our Agreements with the Licensed Operator.

General and administrative

For the three months ended June 30, 2020, our general and administrative expenses were $459,046 compared to $1,621,761 for the three months ended June 30, 2019, resulting in a decrease of $1,162,715. The decrease was largely attributable to a decrease in the Company’s operations due to COVID-19.

Other Income/(Expense)

For the three months ended June 30, 2020, our other (expense) was ($53,976) compared to ($38,157) for the three months ended June 30, 2019, resulting in an increase of $15,819. The increase was largely attributable to an increase in interest expense and a loss on impairment of investment.

Net Loss

Net loss was $632,979 for the three months ended June 30, 2020, compared to net loss of $1,580,717 for the three months ended June 30, 2019. The decrease in net loss for the three months ended June 30, 2020 as compared to the same period in 2019 is largely attributable to a decrease in expenses due to a decrease in business activity due to COVID-19.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

The Company’s revenue was $523,072 for the six months ended June 30, 2020, compared to $779,070 for the six months ended June 30, 2019. Revenue, by class, is as follows:

	For the six months ended
	June 30,
	2020	2019
Revenues:
Rental income (i)	$57,963	$34,800
Management income (ii)(iii)	328,313	446,562
Equipment lease income (ii)	136,796	297,708
Total	$523,072	$779,070

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company.
(iii)	In October of 2018, the Company entered into a Revenue Participation Rights Agreement (the “Agreement”) with Let’s Roll NV, LLC and Blue Sky Companies, LLC (together, the “Subscribers”). Under the terms of the Agreement, the Company transferred its ownership interest in 3.95% of the gross revenue from the “Amargosa Outdoor Grow” to the Subscribers in exchange for $100,000 cash payment and a Subscription Agreement in the amount of $1,142,100. On or before April 30th for the next 8 years (2019-2026), the Company shall calculate the pro rata gross revenue due to the Subscribers with payments being made on or before May 31st of each year. The Subscribers have agreed to forgo any payments required under the Agreement until May 2021.

Operating Expenses

Direct costs of revenues were $540,198 and $539,495 for the six months ended June 2020 and 2019, respectively. Direct costs of revenues, by class, is as follows:

	For the six months ended
	June 30,
Direct costs of revenue:	2020	2019
Rental income	$-	$-
Management and lease equipment income	540,198	539,495
Total	$540,198	$539,945

The direct costs of revenue of $540,198 is attributable to labor, compliance testing and other related expenses – all of which are directly related to the sale of marijuana pursuant to our Agreements with the Licensed Operator.

General and administrative

For the six months ended June 30, 2020, our general and administrative expenses were $1,497,727 compared to $2,241,426 for the six months ended June 30, 2019, resulting in a decrease of $743,699. The decrease was largely attributable to a decrease in expenses due to a decrease in business activity due to COVID-19.

Other Income/(Expense)

For the six months ended June 30, 2020, our other (expense) was ($98,377) compared to ($75,839) for the six months ended June 30, 2019, resulting in an increase of $22,538. The increase was largely attributable to interest expense on outstanding notes payable.

Net Loss.

Net loss was $1,843,511 for the six months ended June 30, 2020, compared to net loss of $2,227,205 for the six months ended June 30, 2019. The decrease in net loss for the six months ended June 30, 2020 as compared to the same period in 2019 is largely attributable to a decrease in business activity due to COVID-19.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended June 30, 2020 and 2019:

	2020	2019
Cash Flows:

Net cash used in operating activities	(38,904)	(2,530,020)
Net cash used in investing activities	-	(946,194)
Net cash provided by financing activities	153,331	5,891,446

Net increase (decrease) in cash	114,427	2,415,232
Cash at beginning of period	22,932	56,656

Cash at end of period	$137,359	$2,471,888

The Company had cash of $137,359 at June 30, 2020 compared with cash of $2,471,888 at June 30, 2019.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020, was $38,904 versus $2,530,020 for the six months ended June 30, 2019. The decrease in cash used in operating activities in 2020 included a net loss of $1,843,511 offset by accounts payable and accrued expenses of $543,829, other current assets of $156,229 and other current liabilities of $532,789.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2020, was $- as compared to $946,194 for the six months ended June 30, 2019. The decrease in investing activities in 2020 is attributable to the decrease in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020, was $153,331 as compared to $5,891,446 for the six months ended June 30, 2019. The decrease in financing activities in 2020 is due to the fact that the Company sought not to raise additional funds through a public offering.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended June 30, 2020 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

For the six months ended June 30, 2020:

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

On April 7, 2020, the Company issued 20,000 shares of common stock to an accredited investor for purchasing shares through the Company’s Regulation D offering. The shares were issued in full satisfaction of the previously recorded stock subscription payable for funds received by the Company on October 13, 2018 in the amount of $10,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.10	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.13	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.14	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.15	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.16	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.17	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.18	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.19	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.20	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.21	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.22	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.23	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.24	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.25	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.26	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.27	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.28	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.29	Revenue Participation Rights Agreement No. 1 dated December 8, 2020 (previously filed on Form 10-Q as filed with the SEC on January 15, 2021)
10.30	Amendment to Consulting Agreement dated December 14, 2020 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.31	Common Stock Warrant Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.32	Letter of Intent between MJ Holdings, Inc. and MJ Distributing, Inc. dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.33	Debt Conversion and Stock Purchase Agreement entered into between MJ Holdings, Inc. and David Dear dated January 14, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.34	Notice of Termination dated January 21, 2021 (previously filed on Form 8-K as filed with the SEC on January 27, 2021)
10.35	Cultivation and Sales Agreement between MJ Holdings, Inc. and MKC Development Group, LLC dated January 22, 2021 (previously filed on Form 8-K as filed with the SEC on February 1, 2021)
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Interim Chief Executive Officer
(Principal Executive Officer)
Date:	February 1, 2021

