Form 10-Q
period 2020-09-30
MJ Holdings, Inc.
filed 2021-02-09
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of February 9, 2021, there were 68,613,541 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2020 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

ii

PART I

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$8,385	$22,932
Accounts receivable, net	17,338	11,675
Prepaid expense	338,782	476,742
Marketable securities – available for sale	150,000	150,000
Other current assets	-	156,229
Total current assets	514,505	817,578

Property and equipment, net	4,273,097	4,574,082
Intangible assets	300,000	300,000
Deposits	289,817	289,817
Operating lease – Right to use asset	2,034,071	2,194,278
Total assets	$7,411,490	$8,175,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,852,877	$1,076,145
Other current liabilities	432,006
Deposits	538,921	441,000
Notes payable – related party	200,405	-
Current portion of long-term notes payable	179,938	1,249,561
Current portion of operating lease obligation	240,483	237,604
Total current liabilities	3,444,630	3,004,310

Non-current liabilities
Long-term notes payable, net of current portion	1,933,667	929,526
Operating lease long-term, net of current portion	1,951,075	2,131,042

Total non-current liabilities	3,884,742	3,060,568

Total liabilities	7,329,372	6,064,878

Stockholders’ equity

Preferred stock, $0.001 par value, 5,000,000 shares authorized 2,500 shares authorized, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Series A convertible Preferred stock $1,000 slated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 65,756,262 and 65,436,449 shares issued, issuable, and outstanding at September 30, 2020 and December 31, 2019, respectively	65,756	65,436
Additional paid-in capital	18,243,672	18,177,723
Common stock issuable	-	19
Subscription payable	124,535	10,000
Accumulated deficit	(18,241,114)	(16,038,345)
Total stockholders’ equity attributable to MJ Holdings, Inc.	192,849	2,214,833
Non-controlling interest	(110,731)	(103,956)
Total stockholders’ equity	82,118	2,110,877
Total liabilities and stockholders’ equity	$7,411,490	$8,175,755

See accompanying notes to unaudited consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue, net	$173,541	$418,528	$696,613	$1,197,598

Operating expenses
Direct costs of revenue	10,332	346,367	550,530	85,562
General and administrative	390,546	1,970,751	1,888,273	4,212,177
Depreciation	112,973	104,477	336,462	257,834
Marketing and selling	248	34,285	7,040	30,443
Total operating expenses	514,099	2,455,880	2,782,305	5,386,316

Operating loss	(340,558)	(2,037,352)	(2,085,692)	(4,188,718)

Other income (expense)
Interest expense	(28,975)	(29,485)	(127,352)	(105,995)
Interest income	4,586	5,330	13,759	6,001
Loss on impairment of investment	(1,086)	-	(10,259)	-
Total other income (expense)	(25,475)	(24,155)	(123,852)	(99,994)

Net loss before income taxes	(366,033)	(2,061,507)	(2,209,544)	(4,288,712)
Provision for income taxes	-	-	-	-
Net loss	$(366,033)	$(2,061,507)	$(2,209,544)	$(4,288,712)

Loss (gain) attributable to non-controlling interest	(1,646)	(21,500)	(6,775)	(27,836)

Net loss attributable to common stockholders	$(364,387)	$(2,040,007)	$(2,202,769)	$(4,260,876)

Net loss attributable to common stockholders per share - basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	65,756,262	59,003,090	65,694,138	57,640,807

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2020 (Unaudited):

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at January 1, 2020	-	$-	18,562	$19	65,436,449	$65,436	$18,177,723	$10,000	$(103,956)	$(16,038,345)	$2,110,877
Issuance of common stock for services	-	-	-	-	281,251	281	55,969	-		-	56,250
Issuance of common stock for conversion of debt and interest	-	-	(18,562)	(19)	18,562	19	-	-		-	-
Net loss for the period ended March 31, 2020	-	-	-	-	-	-	-	-	(2,262)	(1,208,270)	(1,210,532)
Balance at March 31, 2020	-	-	-	-	65,736,262	65,736	18,233,692	10,000	(106,218)	(17,246,615)	956,595
Issuance of common stock for stock subscriptions payable	-	-	-	-	20,000	20	9,980	(10,000)	-	-	-
Net loss for the period ended June 30, 2020	-	-	-	-	-	-	-	-	(2,867)	(630,112)	(632,979)
Balance at June 30, 2020	-	-	-	-	65,756,262	65,756	18,243,672	-	(109,085)	(17,876,727)	323,616
Stock subscription payable	-	-	-	-	-	-	-	124,535	-	-	124,535
Net loss for the period ended September 30, 2020	-	-	-	-	-	-	-	-	(1,646)	(364,387)	(366,033)
Balance at September 30, 2020	-	$-	-	$-	65,756,262	$65,756	$18,243,672	$124,535	$(110,731)	$(18,241,114)	$82,118

For the three and nine months ended September 30, 2019 (Unaudited):

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Non-Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at January 1, 2019	-	$-	-	$-	70,894,146	$70,894	$10,921,774	$-	$	$(7,870,449)	$3,122,219
Issuance of common stock for services	-	-	-	-	16,236	16	15,984	-		-	16,000
Issuance of common stock for stock subscriptions payable	-	-	-	-	-	-	-	1,350,000		-	1,350,000
Return of common stock for cash	-	-	-	-	(20,000,000)	(20,000)	-	-		-	(20,000)
Net loss for the period ended March 31, 2019	-	-	-	-	-	-	-	-		(646,488)	(646,488)
Balance at March 31, 2019	-	-	-	-	50,910,382	50,910	10,937,758	1,350,000	-	(8,516,937)	3,821,731
Issuance of common stock for purchase of property and equipment	-	-	-	-	66,667	66	49,933	-		-	49,999
Common stock for cash and subscriptions	-	-	-	-	1,390,000	1,390	693,610	3,855,000		-	4,550,000
Net loss for the period ended June 30, 2019	-	-	-	-	-	-	-	-	(6,336)	(1,574,381)	(1,580,717)
Balance at June 30, 2019	-	-	-	-	52,367,049	52,366	11,681,301	5,205,000	(6,336)	(10,091,318)	6,841,013
Issuance of common stock for services	-	-	10,417	10	1,317,731	1,318	658,277	-	-	-	659,605
Issuance of common stock for stock subscriptions payable	-	-	-	-	10,440,000	10,440	5,209,560	(4,945,000)	-	-	275,000
Issuance of common stock for conversion of debt and interest	-	-	18,562	19	500,000	500	258,761	-	-	-	259,280
Net loss for the period ended September 30, 2019	-	-	-	-	-	-	-	-	(21,500)	(2,040,007)	(2,061,507)
Balance at September 30, 2019	-	$-	28,979	$29	64,624,780	$64,624	$17,807,899	$260,000	$(27,836)	$(12,131,325)	$5,973,391

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,209,544)	$(4,288,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	160,207	98,063
Expenses paid on behalf of the Company	36,405	-
Common stock and options issued for services	56,250	675,604
Depreciation	336,462	257,834
Reserve on investment	10,259	-
Changes in operating assets and liabilities:
Accounts receivable	(15,922)	(22,451)
Inventory	-	(158,550)
Prepaid expenses	137,960	118,713
Deposits	97,921	(892,241)
Accounts payable and accrued liabilities	776,732	122,180
Customer deposits	-	54,584
Deferred revenue	-	1,300
Deferred rent	-	(7,150)
Other current assets	156,229	-
Other current liabilities	432,006	-
Operating lease liability	(177,088)	(114,944)
Net cash used in operating activities	(202,123)	(4,155,770)

Cash Flows from Investing Activities
Purchase of property and equipment	(35,477)	-
Payment for leasehold improvements	-	(1,107,016)
Issuance of note receivable	-	(150,000)
Purchase of cost method investment	-	(250,000)
Net cash used in investing activities	(35,477)	(1,507,016)

Financing activities
Proceeds from notes payable	-	201,000
Proceeds from notes payable – related party	164,000	-
Repayment of notes payable	(65,482)	(265,193)
Proceeds from the issuance of common stock	-	5,915,000
Proceeds from common stock to be issued	-	260,000
Proceeds from stock subscription payable	124,535	-
Net cash provided by financing activities	223,053	6,110,807

Net change in cash	(14,547)	448,021

Cash, beginning of period	22,932	56,656

Cash, end of period	$8,385	$504,677

Supplemental disclosure of cash flow information:
Interest paid	$53,919	$83,362
Income taxes paid	$-	$-

Non-cash investing activities:
Return and cancellation of common stock	$-	$20,000
Right to use asset obtained in exchange for operating lease obligation	$-	$1,598,347
Common stock and debt issued for asset acquisition	$-	$300,000
Financing purchases of property and equipment	$-	$900,000
Conversion of debt and interest for common stock	$-	$259,280
Common stock issued for stock subscriptions payable	$10,000	$-
Common stock issued for prior period debt conversion	$19	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MJ HOLDINGS, INC.

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

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

On August 25, 2020, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”). Under the terms of the Agreement, the Consultant shall prepare the Company’s filings with the Securities and Exchange Commission (the “SEC”) including its Annual report on Form 10-K and Quarterly Reports on Form 10-Q. The Consultant shall receive $20,000 in cash compensation plus 100,000 shares of the Company’s common stock. The Agreement has a term of six (6) months or until the Company’s Quarterly report for the period ended September 30, 2020 is filed with the SEC. Please see Note 12 — Subsequent Events for further information.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”). The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the operating results for the full years.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Nine Months Ended September 30, 2020 and 2019

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

As of September 30, 2020 and December 31, 2019, the Company’s investment in marketable securities – available for sale was determined to be a level 1 investment.

Cash

Cash includes cash on hand and deposits placed with banks or other financial institutions, which are unrestricted as to withdrawal and use and with an original maturity of three months or less. The Company maintains its cash in bank deposit accounts. The Company had $8,385 cash at September 30, 2020.

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

	September 30, 2020	December 31, 2019
Accounts receivable	$29,338	$23,675
Less: allowance	(12,000)	(12,000)
Net accounts receivable	$17,338	$11,675

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments are netted against the carrying amount of the debt instrument, and charged to interest expense over the term of the loan.

Inventory

Inventories consist of finished goods as of September 30, 2020. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of the first in first out method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. The Company has performed a valuation and has established a reserve against its finished goods inventory.

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

For the Nine Months Ended September 30, 2020 and 2019

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

Other Current Liabilities

The Company’s other current liabilities consisted of amounts due under the management agreement and performance guarantee with Acres Cultivation, LLC. As of September 30, 2020 and December 31, 2019, other current liabilities were $432,006 and $-, respectively.

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

For the Nine Months Ended September 30, 2020 and 2019

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

For the Nine Months Ended September 30, 2020 and 2019

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

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $18,241,114 and negative working capital of $2,930,125 as of September 30, 2020. The Company incurred a net loss of $2,209,544 for the nine months ended September 30, 2020. At September 30, 2020, the Company had cash and cash equivalents of $8,385. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Note 3 — Going Concern (continued)

The Company’s current capital resources include cash and investments. Historically, the Company has financed its operations principally through equity and debt financing.

Note 4 — Property and Equipment

Property and Equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Leasehold Improvements	323,281	323,281
Machinery and Equipment	1,052,203	1,052,203
Building and Land	3,150,000	3,150,000
Furniture and Fixtures	578,844	543,366
Total property and equipment	5,104,328	5,068,850

Less: Accumulated depreciation	(831,231)	(494,768)
Property and equipment, net	4,273,097	4,574,082

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $336,462 and $257,834, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Note 6 — Notes Payable

Notes payable as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020	December 31, 2019
Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023, originally $1,100,000 (i)	$1,026,438	$1,086,662
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022, originally $750,000 (ii)	750,000	750,000
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020, originally $150,000 (iii)	100,000	100,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (iv)	237,167	242,425
Notes payable, related party, bearing interest at 9.0%, originated February 20, 2020, due on February 19, 2021, originally $110,405 (v)	110,405	-
Notes payable, related party, bearing interest at 9.0%, originated April 3, 2020, due on March 30, 2021, originally $90,000 (vi)	90,000	-
Total notes payable	$2,314,010	$2,179,087
Less: current portion	(380,343)	(1,249,561)
Long-term notes payable	$1,933,667	$929,526

(i)

On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000, amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations. As of September 30, 2020, $1,026,438 principal and $11,736 interest remain due. Please see Note 12 — Subsequent Events for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Note 6 — Notes Payable (continued)

(ii)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC, a Wyoming limited liability company. The note accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of September 30, 2020, $750,000 principal and $29,583 interest remain due.

(iii)	On January 17, 2019, the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note accrues interest at 9.0% per annum and is due on January 16, 2020. Principal payments in the amount of $50,000 were made during the year ended December 31, 2019. As of September 30, 2020, $100,000 principal and $17,526 interest remain due.

(iv)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of September 30, 2020, $237,167 principal and $10,807 interest remain due.

(v)	On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder is granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which is owned by the Borrower. As of September 30, 2020, $110,405 principal and $1,125 interest remain due.

(vi)	On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder is granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020. which is owned by the Borrower. The transaction closed on April 3, 2020. As of September 30, 2020, $90,000 principal and $4,050 interest remain due.

Amount
Fiscal year ending December 31:
2020	7,070
2021	376,593
2022	915,613
2023	1,014,734
2024	-
Thereafter	-
Total minimum loan payments	$2,314,010

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

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

On September 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Paris Balaouras (the “Employee”). Under the terms of the Agreement, the Employee shall serve as the Company’s Chief Cultivation Officer for a term of three (3) years (the “Term”) commencing on September 15, 2020. The Employee shall receive a base salary of $105,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the board of directors of the Company in its sole discretion, in amount equal to up to 100% of Employee’s base salary for the then current fiscal year, shall be eligible to receive an annual discretionary stock grant during the Term which shall be vested in equal increments of 1/3rd each over a three year period beginning on the first anniversary of employment, shall be eligible to receive a compensatory stock grant of 667,000 shares for and in consideration of past compensation ($224,000 at September 15, 2020) foregone by Employee; such grant exercisable at Employee’s option as such time as Employer is profitable at the NOI level on a trailing twelve (12) month basis or upon other commercial reasonable terms as the Board may determine and shall be awarded options to purchase 500,000 shares of the Company’s common stock, exercisable at a price of $.75 per share.

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

Board of Directors Services Agreements

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

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Note 7 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a production / warehouse facility under a non-cancelable operating lease that expires in June 2027.

As of September 30, 2020, the Company recorded operating lease liabilities of $2,191,558 and right of use assets for operating leases of 2,034,071. During the nine months ended September 30, 2020, operating cash outflows relating to operating lease liabilities was $177,088, and the expense for right of use assets for operating leases was $160,207. As of September 30, 2020, the Company’s operating leases had a weighted-average remaining term of 8.13 years.

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2020, are as follows:

Amount
Fiscal year ending December 31:
2020 (excluding the nine months ended September 30, 2020)	87,660
2021	350,640
2022	350,755
2023	350,986
2024	351,333
Thereafter	1,150,995
Total minimum lease payments	$2,642,369

Rent expense, incurred pursuant to operating leases for the nine months ended September 30, 2020 and 2019, was $262,980 and $323,754, respectively.

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

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Note 8 — Capital Stock

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 65,756,262 shares of Common Stock are issued and outstanding as of September 30, 2020. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the nine months ended September 30, 2020 and year ended December 31, 2019, the Company issued and/or sold the following unregistered securities:

For the nine months ended September 30, 2020:

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

On July 22, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”). Under the terms of the Agreement, the Investor agreed to purchase 4,500,000 shares of the Company’s common stock at $0.0888 per share for a total purchase price of $400,000. The Investor was also to be issued a warrant granting the Investor the right to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.10. The warrant was to be dated August 3, 2020 and have a term of three years. The Investor funded $250,000 of the purchase amount on July 31, 2020. On August 10, the Company returned $125,465 of the funds to the Investor for a net investment of $124,535. The Company is to issue the Investor 1,402,279 shares of common stock and a warrant granting the Investor the right to purchase 250,000 shares of common stock under the revised terms of the Agreement. Please see Note 12 — Subsequent Events for further information.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Note 8 — Capital Stock (continued)

At September 30, 2020 and December 31, 2019, there are 65,756,262 and 65,436,449 shares of Common Stock issued and outstanding, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Note 8 — Capital Stock (continued)

Preferred Stock Issuances

For the nine months ended September 30, 2020:

None

For the year ended December 31,2019:

None

At September 30, 2020 and December 31, 2019, there are 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

For the nine months ended September 30, 2020, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants and options as of September 30, 2020, to purchase 1,243,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

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

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2019	10,000	$1.20	1.5
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at September 30, 2020	10,000	$1.20	1.0

Options outstanding as of September 30, 2020 and December 31, 2019 were 10,000 and 10,000, respectively.

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

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2019	1,233,000	$0.83	1.5
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at September 30, 2020	1,233,000	$0.83	0.8

Warrants outstanding as of September 30, 2020 and December 31, 2019 were 1,233,000 and 1,233,000, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Note 12 — Subsequent Events

The following material events occurred subsequent to the quarter ended September 30, 2020:

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

For the Nine Months Ended September 30, 2020 and 2019

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the interim period ended September 30, 2020.

Please see our Annual Report on Form 10-K for the year ended December 31, 2019 filed on December 10, 2020, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

The Company’s revenue was $173,541 for the three months ended September 30, 2020, compared to $418,528 for the three months ended September 30, 2019. Revenue, by class, is as follows:

	For the three months ended
	September 30,
	2020	2019
Revenues:
Rental income (i)	$35,433	$32,850
Management income (ii)(iii)	97,487	231,406
Equipment lease income (ii)	40,621	154,272
Total	$173,541	$418,528

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company.
(iii)	In October of 2018, the Company entered into a Revenue Participation Rights Agreement (the “Agreement”) with Let’s Roll NV, LLC and Blue Sky Companies, LLC (together, the “Subscribers”). Under the terms of the Agreement, the Company transferred its ownership interest in 3.95% of the gross revenue from the “Amargosa Outdoor Grow” to the Subscribers in exchange for $100,000 cash payment and a Subscription Agreement in the amount of $1,142,100. On or before April 30th for the next 8 years (2019-2026), the Company shall calculate the pro rata gross revenue due to the Subscribers with payments being made on or before May 31st of each year. The Subscribers have agreed to forgo any payments required under the Agreement until May 2021.

Operating Expenses

Direct costs of revenues were $10,332 and $364,367 for the three months ended September 2020 and 2019, respectively. Direct costs of revenues, by class, is as follows:

	For the three months ended
	September 30,
Direct costs of revenue:	2020	2019
Rental income	$-	$-
Management and lease equipment income	10,332	364,367
Total	$10,332	$364,367

The direct costs of revenue of $10,332 is attributable to labor, compliance testing and other related expenses – all of which are directly related to the sale of marijuana pursuant to our Agreements with the Licensed Operator. The decrease in direct costs of revenue for the three months ended September 30, 2020 is due to the Company’s cost saving measures in response to the regulatory actions taken by the State of Nevada during the onset of the COVID-19 pandemic along with the cost direct saving measures taken at the Company’s grow.

General and administrative

For the three months ended September 30, 2020, our general and administrative expenses were $390,546 compared to $1,970,751 for the three months ended September 30, 2019, resulting in a decrease of $1,580,205. The decrease was largely attributable to a decrease in the Company’s operations due to COVID-19.

Other Income/(Expense)

For the three months ended September 30, 2020, our other income (expense) was ($25,475) compared to ($24,155) for the three months ended September 30, 2019, resulting in an increase of $1,320. The increase was largely attributable to a decrease in interest income and a loss on impairment of investment.

Net Loss

Net loss attributable to common shareholders was $364,387 for the three months ended September 30, 2020, compared to net loss of $2,040,007 for the three months ended September 30, 2019. The decrease in net loss for the three months ended September 30, 2020 as compared to the same period in 2019 is largely attributable to a decrease in expenses due to a decrease in business activity due to COVID-19.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

The Company’s revenue was $696,613 for the nine months ended September 30, 2020, compared to $1,197,598 for the nine months ended September 30, 2019. Revenue, by class, is as follows:

	For the nine months ended
	September 30,
	2020	2019
Revenues:
Rental income (i)	$96,396	$60,046
Management income (ii)(iii)	425,800	682,532
Equipment lease income (ii)	177,417	455,020
Total	$696,613	$1,197,598

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company.
(iii)	In October of 2018, the Company entered into a Revenue Participation Rights Agreement (the “Agreement”) with Let’s Roll NV, LLC and Blue Sky Companies, LLC (together, the “Subscribers”). Under the terms of the Agreement, the Company transferred its ownership interest in 3.95% of the gross revenue from the “Amargosa Outdoor Grow” to the Subscribers in exchange for $100,000 cash payment and a Subscription Agreement in the amount of $1,142,100. On or before April 30th for the next 8 years (2019-2026), the Company shall calculate the pro rata gross revenue due to the Subscribers with payments being made on or before May 31st of each year. The Subscribers have agreed to forgo any payments required under the Agreement until May 2021.

Operating Expenses

Direct costs of revenues were $550,530 and $885,862 for the nine months ended September 2020 and 2019, respectively. Direct costs of revenues, by class, is as follows:

	For the nine months ended
	September 30,
Direct costs of revenue:	2020	2019
Rental income	$-	$-
Management and lease equipment income	550,530	885,862
Total	$550,530	$885,862

The direct costs of revenue of $550,530 is attributable to labor, compliance testing and other related expenses – all of which are directly related to the sale of marijuana pursuant to our Agreements with the Licensed Operator. The decrease in direct costs of revenue for the nine months ended September 30, 2020 is due to the Company’s cost saving measures in response to the regulatory actions taken by the State of Nevada during the onset of the COVID-19 pandemic along with the cost direct saving measures taken at the Company’s grow.

General and administrative

For the nine months ended September 30, 2020, our general and administrative expenses were $1,888,273 compared to $4,212,177 for the nine months ended September 30, 2019, resulting in a decrease of $2,323,904. The decrease was largely attributable to a decrease in expenses due to a decrease in business activity due to COVID-19.

Other Income/(Expense)

For the nine months ended September 30, 2020, our other income (expense) was ($123,852) compared to ($99,994) for the nine months ended September 30, 2019, resulting in an increase of $23,858. The increase was largely attributable to interest expense on outstanding notes payable.

Net Loss.

Net loss attributable to common shareholders was $2,202,769 for the nine months ended September 30, 2020, compared to net loss of $4,260,876 for the nine months ended September 30, 2019. The decrease in net loss for the nine months ended September 30, 2020 as compared to the same period in 2019 is largely attributable to a decrease in business activity due to COVID-19.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended September 30, 2020 and 2019:

	2020	2019
Cash Flows:

Net cash used in operating activities	(202,123)	(4,155,770)
Net cash used in investing activities	(35,477)	(1,507,016)
Net cash provided by financing activities	223,053	6,110,807

Net increase (decrease) in cash	(14,547)	448,021
Cash at beginning of period	22,932	56,656

Cash at end of period	$8,385	$504,677

The Company had cash of $8,385 at September 30, 2020 compared with cash of $504,677 at September 30, 2019.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020, was $202,123 versus $4,155,770 for the nine months ended September 30, 2019. The decrease in cash used in operating activities in 2020 included a net loss of $2,209,544 offset by accounts payable and accrued expenses of $776,732, other current assets of $156,229 and other current liabilities of $432,006.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020, was $35,477 as compared to $1,507,016 for the nine months ended September 30, 2019. The decrease in investing activities in 2020 is attributable to the decrease in purchases of fixed assets.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020, was $223,053 as compared to $6,110,807 for the nine months ended September 30, 2019. The decrease in financing activities in 2020 is due to the fact that the Company sought not to raise additional funds through a public offering.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2020 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

For the nine months ended September 30, 2020:

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

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Interim Chief Executive Officer
(Principal Executive Officer)
Date:	February 9, 2021

