Form 10-K
period 2020-12-31
MJ Holdings, Inc.
filed 2021-04-15
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-8235905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7320 S Rainbow Blvd, #102-210, Las Vegas, NV 89139

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

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2020 (the last business day of the Company’s most recently completed second quarter) was approximately $5,050,230. The registrant does not have non-voting common stock outstanding.

The number of shares outstanding of the issuer’s Common Stock as of April 15, 2021, was 69,628,015.

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

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company has the contractual right to manage and cultivate marijuana on this property until 2026, for which it will receive sixty percent (60%) of the net revenues realized from its management of this facility and twenty-five percent (25%) of the net revenues from equipment rental. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. The Company completed its second harvest on this property in November of 2019 and had anticipated generating revenue from this harvest until late Q4 of 2020. The impact of COVID-19 greatly impacted the continuing sale of inventory from this harvest. In April of this year, the Company planted a one acre auto-flower crop, which it began harvesting in late June. The Company successfully integrated its cloning program for 2020, and projects that it will grow approximately 10,000 marijuana plants starting in June of this year for harvest in mid Q4 2020. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. Subsequent to year end, the Company elected to relocate all of its equipment utilized on the Acres lease to its 260 acres adjacent to the Acres lease. The Company does not anticipate that it will generate any further revenue under the Acres relationship.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property, that is contiguous to the three-acre property that it manages in Amargosa. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of required funding, is expected to become operational in the summer of 2021. Subsequent to year end, the Company elected to relocate all of its equipment utilized on the Acres lease to its 260 acres adjacent to the Acres lease. The Company will utilize the 260 Acres for its own harvest along with additional harvests under any Cultivation and Sales Agreements. Please see Note 15 — Subsequent Events for further information.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting has significantly delayed the completion of this community. The Company has elected to cease any renovations or additions at its Tiny Home Community with possible future plans of placing the property up for sale.

●	an agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019, the Company executed a Membership Interest Purchase Agreement (“MIPA”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. The licenses were required to be perfected pursuant to Nevada Revised Statutes 453A (NRS 453A - Medical Marijuana) and Nevada Revised Statures 453D (NRS453D – Recreation/Adult Use Marijuana). In January of 2020, the State of Nevada issued a Conditional Medical Marijuana Cultivation Certificate and a Conditional Medical Marijuana Production Certificate. On May 1, 2020, the State of Nevada issued a Conditional Recreational Marijuana Cultivation Certificate and a Conditional Recreational Marijuana Production Certificate. As of October 2019, the State of Nevada had placed a moratorium on the transfer of all licenses within the state. The Company does not know when this moratorium will be lifted, but it expects the newly formed Cannabis Control Board to expedite transfers beginning in Q4 of 2020. Due to the ongoing impact of COVID-19 on the Company’s business operations, the Company has been unable to comply with the payment obligations required of it in the MIPA. On February 19, 2020, the Company received a Demand for Payment from the Seller. As of the date of this filing, the Company has been in active negotiations with the Seller for an extension of the payment terms. There is no guarantee that it will be successful in its negotiations. Subsequent to year end, the Company and the Seller elected to terminate the MIPA due to the Company’s inability to complete all required funding. Subsequent to the termination, the Company and the Seller entered into a new MIPA3 for the acquisition of the certificates. Please see Note 15 — Subsequent Events for further information.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its subsidiary, Red Earth, LLC, the Company holds a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. Due to the ongoing impact of COVID-19 on the Company’s respective business operations, the Company has not been able to pay the monthly rent. As of the date of this filing, the Company is in active negotiations with the landlord to find an acceptable resolution regarding the payment of past due rent. The Company is currently in discussions with Element regarding the default of payments. There is no guarantee that Element will agree to remit the required funds to bring them current under the terms of the Agreement. In the event that Element fails to make the required payment, the Company may elect to remit a Notice of Default to Element, terminate the Agreement, fund the development of the facility through additional sources or sale the license.

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

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in 2020 occurred in the second and third quarters which resulted in a significant net sales decline in its quarterly results.

In addition, certain of its suppliers and the manufacturers of certain of its products were adversely impacted by COVID-19. As a result, the Company faced delays or difficulty sourcing products, which negatively affected its business and financial results. Even if the Company were able to find alternate sources for such products, it may cost more and cause delays in its supply chain, which could adversely impact its profitability and financial condition.

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

As a result of the impact of COVID-19 on its financial results, and the anticipated future impact of the pandemic, the Company has implemented cost control measures and cash management actions, including:

● Furloughing a significant portion of its employees; and

● Implementing 20% salary reductions across its executive team and other members of upper-level management; and

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

Our Business History

In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company sixty percent (60%) of the net revenues realized from its management of this facility and twenty-five percent (25%) of the net revenues from equipment rental. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. The acquisition was subject to all of the contractual obligations between the Company and the Licensed Operator. Please see Note 15 — Subsequent Events for further information.

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

On August 13, 2018, the Company entered into a Stock Exchange Agreement (the “Agreement”) with HCMC to acquire 1,500,000,000 shares of their common stock in exchange for 85,714 shares of the Company’s common stock. The value of the stock exchanged by each party on the date of exchange was $150,000. The number of shares exchanged represents less than a 5% ownership interest for each company, and the shares issued are restricted pursuant to Rule 144 of the Securities Act of 1933 (the “Act”). The Company recorded the 85,714 shares of HCMC common stock as an available for sale security and intends to mark the value to market each reporting period based on the current market value of its held shares in HCMC. As of the transaction date, the price as quoted on the OTC Markets for HCMC common stock was $0.0001 per share. Please see Note 15 — Subsequent Events for further information.

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road was the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. Pursuant to the terms of a Membership Interest Purchase Agreement (“MIPA”) executed between the Company and Farm Road in November of 2018, the Company was to acquire Farm Road for $1,000,000 on the following terms: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, was to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000.00 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125.00) dollars commencing on the March 1, 2019. On January 18, 2019, pursuant to the terms of the MIPA, the Company acquired a 100% interest in Farm Road. The terms of the Promissory Note include a balloon payment to be made on January 17, 2022 of any of the then remaining principal balance and accrued interest. The MIPA further provides that FRH shall be entitled to receive a consulting fee of five per cent (5%) of the gross sales from any commercial use of the property up to a maximum of five hundred thousand ($500,000.00) dollars payable to FRH within two years of the January 18, 2019 closing date. The land acquired in Amargosa Valley will be the home of the Company’s Nye County cultivation facility upon closing of the purchase of the cultivation and production certificates in the MIPA3.

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

On March 8, 2019, the Company entered into a fifteen-year Suite License Agreement (the “Agreement”) with LV Stadium Events Company, LLC (“LV Stadium”) for the lease of a suite within the multipurpose stadium (the “Stadium”) constructed in Clark County, Nevada that is intended to be the home stadium for the Raiders National Football League team. Under the terms of the Agreement, the Company paid the initial deposit of $75,000, the second payment of $150,000 and the final payment on approximately October 15, 2020. Commencing with year 6 of the Term, the License Fee for each year of the Term shall be increased by an amount not to exceed three percent (3%) of the License Fee payable for the immediately preceding year. On October 16, 2020, LV Stadium, informed the Company that it would extend the term of the lease agreement by one (1) year, waive all unfulfilled payment obligations for the 2020 season and credit all prepaid sums for the 2020 season towards amounts that would be owed for the 2021 season.

In April of 2019, Roger Bloss was appointed to the Board of Directors of the Company.

In April of 2019, the Company executed a Membership Interest Purchase Agreement (the “MIPA”) to acquire all of the membership interests in two Nevada limited liability companies that are each the holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA required the Company to purchase the licenses for the total sum of $1,250,000 each - $750,000 in cash per license and $500,000 of the Company’s restricted common stock per license. The terms of the MIPA provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) that was due and payable on or before October 18, 2019. On October 17, 2019, the State of Nevada’s Governor issued an executive order restricting the transfer of all Nevada marijuana licenses (the “Moratorium”). As of the date of this filing, the Company has made deposits totaling $550,000 and has reduced the principal of the aforementioned note to $250,000. It is expected that the Company will receive all of the necessary regulatory approvals during the fourth quarter of 2020. The Company is required to issue $1,000,000 of shares of its restricted common stock in fulfillment of its obligations in the MIPA. As of the date of this filing, these shares have not been issued and the parties are renegotiating the pricing of these shares to more accurately reflect the anticipated value at closing. The Company also executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earliest of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) March 10, 2020. On February 19, 2020, the Company was put on notice by the Seller that it is in default under the terms of the MIPA, however, the parties are continuing to act in good faith towards a mutually satisfactory resolution. The LT Note carries an 8% annual interest rate and there is no penalty for any prepayment. Additionally, the Sellers shall receive, at closing, warrants to purchase up to 1,500,000 additional shares of the Company’s common stock; 1,000,000 warrants shall be exercisable for a period of three years from the closing date at an exercise price of $2.00 per share and 500,000 warrants shall be exercisable for a period of two years from the closing date at an exercise price of $1.50 per share (collectively the “Warrants”). The LT Note, Warrants and the restricted common shares issued will be held in escrow until the transaction closes. Additionally, pursuant to the terms of the MIPA, the Company was required to enter into a $15,000 per month sub-lease (retroactive to March 1, 2019) for the 10-acre cultivation/production facility located in Pahrump, Nye County, NV and install a mobile production trailer. The Company acquired the production trailer from Solaris Farms, a related party, in April 2020 at a cost of $120,000. It is the intention of the Company, upon receipt of all necessary regulatory approvals, to move the cultivation license and production trailer from its current location to the Company’s 260-acre facility. Please see Note 13 —Asset Impairment and Note 15 — Subsequent Events for further information.

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

On January 22, 2020, the Company’s President, Richard S. Groberg, tendered his resignation to the Company’s Board of Directors (the “Board”). The Board accepted Mr. Groberg’s resignation effective immediately. The Company and Mr. Groberg executed a mutual Separation Agreement. Additionally, on January 22, 2020 the Board appointed the Company’s Secretary and Chief Administrative Officer, Terrence M. Tierney, JD, age 58, to the additional position of interim President. Mr. Tierney was a consultant to the Company from July 1, 2018 until September 18, 2018 when he was appointed Secretary of the Company. On October 15, 2018, Mr. Tierney became the Chief Administrative Officer of the Company and signed a three-year employment agreement with the Company (which agreement has been previously filed with the SEC) that expires on September 30, 2021. There were no changes to Mr. Tierney’s current employment agreement other than his additional duties as President. Mr. Tierney had day-to-day oversight of the Company’s operations and continue to advise the Board on strategic initiatives and business development.

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

On July 22, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with an accredited investor (the “Investor”). Under the terms of the Agreement, the Investor agreed to purchase 4,500,000 shares of the Company’s common stock at $0.088808889 per share for a total purchase price of $400,000. The Investor was also to be issued a warrant granting the Investor the right to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.10. The warrant was to be dated August 3, 2020 and have a term of three years. The Investor funded $250,000 of the purchase amount on July 31, 2020. On August 10, the Company returned $125,465 of the funds to the Investor for a net investment of $124,535. The Company issued the Investor 1,402,279 shares of common stock and a warrant granting the Investor the right to purchase 250,000 shares of common stock under the revised terms of the Agreement.

On August 7, 2020, the Company’s Board of Directors terminated, with cause, the employment of Terrence M. Tierney, JD, effective immediately. At the time of termination, Mr. Tierney served as the Company’s Secretary, Chief Administrative Officer and interim President. Under the terms of Mr. Tierney’s Employment Agreement, the Company shall be under no further obligation to the Executive, except to pay all accrued but unpaid base salary and accrued vacation to the date of termination thereof. Subsequent to Mr. Tierney’s termination, Mr. Tierney filed a lien in Clark County, Nevada in the net amount of $501,085 against the Company’s property located at 1300 S. Jones Blvd, Unit 110, Las Vegas, NV 89146 for unpaid compensation, expense reimbursement, accrued leave, severance pay and penalties. Additionally, on November 6, 2020, Mr. Tierney filed two liens in Nye County, NV in the net amount of $501,085 against the Company’s property located at 4295 Highway 73, Armagosa, NV 89020, also known as the Company’s THC park, and one lien in Nye County, NV in the net amount of $501,085 against the property owned by Acres Cultivation, LLC and the site of the Company’s three (3) acre grow. Please see Note 15 — Subsequent Events for further information.

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

As of April 2021, there are a total of 35 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision. These 35 states, plus the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

As of April 2021, 16 states and the District of Columbia now allow for the recreational use and possession of small amounts of marijuana and marijuana products. Decriminalization of marijuana varies by state. Decriminalization generally means that violators of local marijuana laws may be subject to civil penalty rather than face criminal prosecution. Fifteen states have decriminalized the possession of small amounts of marijuana but have not legalized possession. In these states decriminalization can mean possession of as little as ten grams of marijuana up to one-hundred grams of marijuana that will not result in any criminal prosecution but may result in civil fines. In three states, Idaho, South Dakota, and Kansas, the cultivation, possession or use of marijuana is strictly prohibited and violators may be subject to criminal prosecution. In Nevada, where the Company is headquartered and has focused most of its activities, legalized marijuana for recreational use was effective as of July 1, 2017, which made it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, businesses can legally, pursuant to state regulations, cultivate, process, dispense, distribute, and test marijuana products under certain conditions.

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

Red Earth, LLC

Red Earth, established in 2016, was a wholly owned subsidiary of the Company from December 15, 2017 until August 30, 2019 prior to the Company selling a forty-nine percent (49%) interest in Red Earth to Element NV, LLC, an unrelated third party (See further description of the transaction hereinabove). Red Earth’s assets consist of: (i) a cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada, and (ii) all of the outstanding membership interests in HDGLV, which holds a triple net leasehold interest in a 17,298 square-foot building in Las Vegas, Nevada, which it expects to operate as an indoor marijuana cultivation facility. In July 2018, the Company completed the first phase of construction on this facility, and it received a City of Las Vegas Business License to operate a marijuana cultivation facility. The Company expects to obtain final approval towards perfecting the cultivation license from the State of Nevada regulatory authorities in the second quarter of 2021, but it can provide no assurances on the receipt and/or timing of the final approvals.

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

Corporate Information

The Company’s corporate headquarters is located at 7320 S Rainbow Blvd, #102-210, Las Vegas, NV 89139 and its telephone number is (702) 879-4440. The Company’s website address is: www.mjholdingsinc.com. Information on or accessed through its website is not incorporated into this Form 10-K.

The Company’s Common Stock is not listed on any national stock exchange but is quoted on the OTC Markets Group Inc.’s Pink® Market under the symbol “MJNE.”

Revenue

For the years ended December 31, 2020 and 2019, the Company generated revenues of $822,845 and $897,696, respectively.

Employees

As of December 31, 2020, the Company had 12 full-time employees.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, we are a development stage company with current operations established in October 2016. The Company’s primary asset is a Medical Marijuana Establishment Registration Certificate, Application No. C012 (the “License”) issued by the State of Nevada for the cultivation of marijuana. As of December 31, 2020, our accumulated deficit was $20,002,960. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2020, we had limited capital resources and operations. Through that date, our operations had been funded primarily from the proceeds of equity financings. We may require additional capital in the near future to develop business operations at our proposed production facilities in Las Vegas, Nevada, to expand our production of our future franchise production lines, to develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

We have incurred losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We have incurred losses in prior periods. For the year ended December 31, 2020, we incurred a net loss of $3,973,128 and, as of that date, we had an accumulated deficit of $20,002,960. We had a net loss of $8,271,852 for the year ended December 31, 2019 and, as of that date, we had an accumulated deficit of approximately $16,038,345. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

As of December 31, 2020, our officers and directors owned approximately 35.24% of our outstanding Common Stock and thus exercise substantial control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions.

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

Our Articles of Incorporation authorize the issuance of up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, with a par value of $0.001 per share. As of December 31, 2020, we had 68,613,541 shares of Common Stock, outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, preferred stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

Item 2. Properties

The Company’s principal office is located at 7320 S Rainbow Blvd, #102-210, Las Vegas, NV 89139. In January 2021, the Company sold its commercial office building located at 1300 South Jones Boulevard, Las Vegas, NV 89146.

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

On October 13, 2020, Terrence Tierney, the Company’s former President and Secretary, filed a lien in Clark County, Nevada in the net amount of $501,085 against the Company’s property located at 1300 S. Jones Blvd, Unit 110, Las Vegas, NV 89146 for unpaid compensation, expense reimbursement, accrued leave, severance pay and penalties. Additionally, on November 6, 2020, Mr. Tierney filed two liens in Nye County, NV in the net amount of $501,085 against the Company’s property located at 4295 Highway 73, Amargosa, NV 89020, also known as the Company’s THC park, and one lien in Nye County, NV in the net amount of $501,085 against the property owned by Acres Cultivation, LLC and the site of the Company’s three (3) acre grow. On March 12, 2021, Mr. Tierney released the lien against the property owned by Acres Cultivation, LLC.

Item 4. Mine Safety Disclosures

The disclosures are not applicable to us.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

The Company’s shares of common stock are currently quoted on the OTC Markets Group Inc.’s Pink® Market under the symbol MJNE. The following table sets forth the high and low closing bid prices of its common stock for the quarterly periods for the years ended December 31, 2020 and 2019. These bid prices represent prices quoted by broker-dealers on the OTC Markets Group Inc.’s Pink® Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Closing Bid Price Per Share		Closing Bid Price Per Share
	2020		2019
	High	Low	High	Low
First Quarter	0.33	0.15	1.18	0.67
Second Quarter	0.19	0.11	0.96	0.50
Third Quarter	0.15	0.09	0.55	0.34
Fourth Quarter	0.28	0.11	0.38	0.21

Holders

As of December 31, 2020, there were 166 shareholders of record.

During the twelve months ended December 31, 2020, the Company sold an aggregate of 1,422,279 shares of common stock for $134,539 to two investors, each of whom was an accredited investor. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

During the twelve months ended December 31, 2019, the Company sold an aggregate of 12,330,000 shares of Common Stock for $6,165,000 to approximately 20 investors all of whom except one were accredited investors. The issuances were made pursuant to the exemptions for registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not, nor did any affiliated purchaser, make any repurchases of the Company’s securities during the year ended December 31, 2020.

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

Current Initiatives include:

●

a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company has the contractual right to manage and cultivate marijuana on this property until 2026, for which it will receive sixty percent (60%) of the net revenues realized from its management of this facility and twenty-five percent (25%) of the net revenues from equipment rental. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. The Company completed its second harvest on this property in November of 2019 and had anticipated generating revenue from this harvest until late Q4 of 2020. The impact of COVID-19 greatly impacted the continuing sale of inventory from this harvest. In April of this year, the Company planted a one acre auto-flower crop, which it began harvesting in late June. The Company successfully integrated its cloning program for 2020, and projects that it will grow approximately 10,000 marijuana plants starting in June of this year for harvest in mid Q4 2020. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. Subsequent to year end, the Company elected to relocate all of its equipment utilized on the Acres lease to its 260 acres adjacent to the Acres lease. The Company does not anticipate that it will generate any further revenue under the Acres relationship.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property, that is contiguous to the three-acre property that it manages in Amargosa. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of required funding, is expected to become operational in the spring of 2021. Subsequent to year end, the Company elected to relocate all of its equipment utilized on the Acres lease to its 260 acres adjacent to the Acres lease. The Company will utilize the 260 Acres for its own harvest along with additional harvests under any Cultivation and Sales Agreements. Please see Note 15 — Subsequent Events for further information.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting has significantly delayed the completion of this community. The Company has elected to cease any renovations or additions at its Tiny Home Community with possible future plans of placing the property up for sale.

●	an agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On April 2, 2019, the Company executed a Membership Interest Purchase Agreement (“MIPA”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. The licenses were required to be perfected pursuant to Nevada Revised Statutes 453A (NRS 453A - Medical Marijuana) and Nevada Revised Statures 453D (NRS453D – Recreation/Adult Use Marijuana). In January of 2020, the State of Nevada issued a Conditional Medical Marijuana Cultivation Certificate and a Conditional Medical Marijuana Production Certificate. On May 1, 2020, the State of Nevada issued a Conditional Recreational Marijuana Cultivation Certificate and a Conditional Recreational Marijuana Production Certificate. As of October 2019, the State of Nevada had placed a moratorium on the transfer of all licenses within the state. The Company does not know when this moratorium will be lifted, but it expects the newly formed Cannabis Control Board to expedite transfers beginning in Q4 of 2020. Due to the ongoing impact of COVID-19 on the Company’s business operations, it has been unable to comply with the payment obligations required of it in the MIPA. In February of this year, the Company received a Demand for Payment from the Seller. As of the date of this filing, the Company has been in active negotiations with the Seller for an extension of the payment terms. There is no guarantee that it will be successful in its negotiations. Subsequent to year end, the Company and the Seller elected to terminate the MIPA due to the Company’s inability to complete all required funding. Subsequent to the termination, the Company and the Seller entered into a new MIPA3 for the acquisition of the certificates. Please see Note 15 — Subsequent Events for further information.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its subsidiary, Red Earth, LLC, the Company holds a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. Due to the ongoing impact of COVID-19 on the Company’s respective business operations, it has not been able to pay the monthly rent. As of the date of this filing, the Company is in active negotiations with the landlord to find an acceptable resolution regarding the payment of past due rent. The Company is currently in discussions with Element regarding the default of payments. There is no guarantee that Element will agree to remit the required funds to bring them current under the terms of the Agreement. In the event that Element fails to make the required payment, the Company may elect to remit a Notice of Default to Element, terminate the Agreement, fund the development of the facility through additional sources or sale the license.

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

The Company’s corporate headquarters is located at 7320 S Rainbow Blvd, #102-210, Las Vegas, NV 89139 and its telephone number is (702) 879-4440. The Company’s website address is: www.MJHoldingsinc.com. No information available on or through its websites shall be deemed to be incorporated into this Form 10-K. The Company’s common stock, par value $0.001 (the “Common Stock”), is quoted on the OTC Markets Group, Inc.’s Pink® Market under the symbol “MJNE.”

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

The Company evaluates convertible preferred stock in accordance with ASC 470-20-35-7. There were no issuances of convertible preferred stock in 2020.

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

Results of Operations for the Years Ended December 31, 2020 and 2019

The Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of Red Earth, the “accounting acquirer,” based on the accounting treatment for reverse merger transactions.

Revenues

Revenues were $822,845 for the year ended December 31, 2020 compared to $897,696 for the year ended December 31, 2019.

	Year ended
	December 31,
	2020	2019
Revenues:
Rental income (i)	$140,391	$79,479
Management income (ii)(iii)	587,237	579,941
Equipment lease income (ii)	95,217	238,276
Total	$822,845	$897,696

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. Please see Note 15 — Subsequent Events for further information.
(iii)	In October of 2018, the Company entered into a Revenue Participation Rights Agreement (the “Agreement”) with Let’s Roll NV, LLC and Blue Sky Companies, LLC (together, the “Subscribers”). Under the terms of the Agreement, the Company transferred its ownership interest in 3.95% of the gross revenue from the “Amargosa Outdoor Grow” to the Subscribers in exchange for $100,000 cash payment and a Subscription Agreement in the amount of $1,142,100. On or before April 30th for the next 8 years (2019-2026), the Company shall calculate the pro rata gross revenue due to the Subscribers with payments being made on or before May 31st of each year. The Subscribers have agreed to forgo any payments required under the Agreement until May 2021. Please see Note 15 — Subsequent Events for further information.

Operating Expenses

Direct cost of revenue was $1,206,960 for the year ended December 31, 2020 compared to $1,187,723 for the year ending December 31, 2019, resulting in an increase of $19,237. The increase was largely attributable to (1) labor costs (2) cost of materials (3) product testing, and (4) professional fees.

	Year ended
	December 31,
Direct costs of revenue:	2020	2019
Rental income	$-	$-
Management and lease equipment income	1,206,960	1,187,723
Total	$1,206,960	$1,187,723

General and administrative, marketing and selling expenses were $2,979,348 for the year ended December 31, 2020 compared to $6,774,597 for the year ended December 31, 2019, resulting in a decrease of $3,795,249. The decrease was largely attributable to a decrease in our operations due to COVID-19 and county and state regulatory restrictions.

Depreciation and amortization were $453,887 for the year ended December 31, 2020 compared to $371,512 for the year ended December 31, 2019, resulting in an increase of $82,375. The increase was largely attributable to depreciation of the Company’s assets purchased in prior years.

Other income (expenses)

Other income/(expense) were ($147,878) for the year ended December 31, 2020 compared to ($819,749) for the year ended December 31, 2019, resulting in a decrease of $671,871. The decrease was largely attributable to loss on impairment of investments in the amount of $1,110,356 during the twelve months ended December 31, 2019 versus $18,345 during the twelve months ended December 31, 2020.

Net loss was $3,973,128 for the year ended December 31, 2020 compared to loss of $8,271,852 for the year ended December 31, 2019, resulting in a decrease of $4,812,343. The decrease in net loss in 2020 is largely attributable to a decrease in general administrative expense and the decrease on loss on impairment of investments.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended December 31, 2020 and 2019:

	2020	2019
Cash Flows:

Net cash provided by (used in) operating activities	(186,365)	(4,622,155)
Net cash used in investing activities	(35,477)	(1,516,643)
Net cash provided by financing activities	316,446	6,105,074

Net decrease in cash	94,604	33,724
Cash at beginning of year	22,932	56,656

Cash at end of year	$117,536	$22,932

The Company had cash of $117,536 at December 31, 2020 compared with cash of $22,932 at December 31, 2019.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2020, was $186,365 versus $4,622,155 for the year ended December 31, 2019. The decrease in cash used in operating activities in 2020 included a net loss of $3,973,128 offset by accounts payable and accrued liabilities of $1,306,632, common stock issued for services of $398,466 and depreciation and amortization of $453,884.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2020, was $35,477 as compared to $1,516,643 for the year ended December 31, 2019. The decrease in investing activities in 2020 is attributable to the decrease in purchases of fixed assets and third-party investments by the Company.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2020, was $316,446 as compared to $6,105,074 for the year ended December 31, 2019. The decrease in financing activities in 2020 is attributable to the decrease in the sale of common stock and the issuance of notes payable.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2020 had a material impact on the Company’s operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2020.

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

Under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020, as required by Securities Exchange Act Rule 13a-15(c). In making its assessment, the Company has utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company concluded that based on its evaluation, the Company’s internal control over financial reporting was not effective as of December 31, 2020.

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2020, due to resource constraints, material weaknesses became evident to management regarding its inability to generate all the necessary disclosures for inclusion in its filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company lacked sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes it to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company does not have any independent outside director on the Company’s Board of Directors and lacks documentation of its internal control processes. The Company intends to add additional external accounting support. During 2019, the Company established an audit committee and compensation committee. Beginning in July of 2019, the Company’s executive management team began convening weekly meetings to review expenditures and provide cash flow analysis.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. During 2021, as its business operations expand, the Company plans to hire additional employees and engage outside professionals to address the material weaknesses identified above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

The Company’s directors and executive officers, their ages, positions held, and duration of such, were as follows as of December 31, 2020:

Name of Officer/Director	Age	Position with Company	Director Since
Paris Balaouras (1)	49	Chief Cultivation Officer and Chairman of the Board of Directors	December 15, 2017
Roger J. Bloss (2)	62	Chief Executive Officer and Director	April 1, 2019
Bernard Moyle (3)	63	Secretary	————
Jim Kelly (4)	58	Chief Financial Officer	————
David Dear (5)	66	Director	October 1, 2020

(1)	Mr. Balaouras was appointed to the Board of Directors on December 15, 2017 and retained as the Company’s Chief Cultivation Officer on September 15, 2020.
(2)	Mr. Bloss was appointed to the Board of Directors on April 1, 2019 and retained as the Company’s interim Chief Executive Officer on September 15, 2020.
(3)	Mr. Moyle was retained as the Company’s corporate Secretary on September 15, 2020. On March 16, 2021, Mr. Moyle was appointed as Interim Chief Financial Officer upon the resignation of Mr. Kelly. Mr. Moyle currently serves as the Company’s Secretary and Interim Chief Financial Officer.
(4)	Mr. Kelly was retained as the Company’s interim Chief Financial Officer on October 1, 2020. Mr. Kelly submitted his resignation as Interim Chief Financial Officer on March 16, 2021.
(5)	Mr. Dear was appointed to the Board of Directors on October 1, 2020.

Business Experience

The following is a brief overview of the education and business experience of each of the Company’s directors and executive officers during at least the past five years, including their principal occupations or employment during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Paris Balaouras has served as Chief Cultivation Officer since September 15, 2020 and Chairman of the Board since December 15, 2017. Mr. Balaouras has more than ten years of experience in the development and operations of legal cannabis businesses, including license acquisition, facility management, cannabis cultivation, and legislative initiatives. Mr. Balaouras was the founding and managing partner of Acres Medical, LLC (“Acres Medical”) from April 2014 until February 2016. While with Acres Medical, Mr. Balaouras was instrumental in raising investment capital for the acquisition of five Nevada Medical and Recreational Marijuana Establishment Certificates, the development and opening of a 20,000 square foot dispensary in Las Vegas, Nevada, and the acquisition of a 37-acre cultivation facility in the Amargosa Valley, Nevada, creating the largest cultivation site in the State of Nevada. From 2012 until 2016, while serving as the Principal Officer at Natural Remedy Patient Center, Mr. Balaouras obtained an Arizona dispensary, cultivation, and production license. Mr. Balaouras is a member of the Nevada Dispensary Association, Americans for Safe Access, and the National Organization for the Reform of Marijuana Law. Mr. Balaouras’ extensive experience and background with entities related to the Company’s core business initiatives uniquely qualifies him to serve on the Company’s Board of Directors.

Roger J. Bloss has served as interim Chief Executive Officer of September 15, 2020 and elected to the Company’s Board of Directors on April 1, 2019. Mr. Bloss has more than 40 years of experience in the hospitality industry and has served in executive positions with several major hotel franchise companies including as Executive VP and President of Global Development at Red Lion Hotels Corp. and President and Chief Executive Officer of Vantage Hospitality Group, Inc. which he co-founded in 1996. Mr. Bloss’ vast business and senior level management experience, with both private and public companies, makes him highly qualified to serve on the Company’s Board of Directors.

Bernard Moyle has served as the Company’s Secretary since September 15, 2020. From 1987 to present, Mr. Moyle served as Founder and Chief Operating Officer of Cal-Vegas, Ltd, a hotel management company and its parent company, Thirty-Eight Street, Inc. The former is focused on hotel management and the latter on providing accounting and bookkeeping services. From 1999 to present, Mr. Moyle served as Founder and Chief Operating Officer of VHGI, Inc., f/k/a Vantage Hospitality Group, Inc (“VHGI”). In late 2016, VHGI along with an affiliate, sold its approximately 1,400 franchisee/member Hotel Brands and operations to Red Lion Hotel Corporation (“RLH Corp”), a publicly traded company. Mr. Moyle became an Executive Vice-President and Chief Operating Officer of RLH Corp through the transition and held this post for approximately two years. Mr. Moyle remains a consultant to RLH Corp. Mr. Moyle also serves as the Managing Partner and President of The Country Club of Coral Springs, an 18-hole, par 71 Championship Golf Course and Country Club located in Coral Springs, FL. Mr. Moyle has held several volunteer posts for the City of Coral Springs, FL, including Chairman of the Board for the Economic Development Foundation, Vice Chair of the Community Redevelopment Authority and twice Chair of the Charter Review Committee. Mr. Moyle has also served as a member of the board of the Florida Restaurant & Lodging Association, both State and Broward County (Fort Lauderdale) and is a past Co-Chair of the Tourism Committee of the Broward Workshop. Prior to founding Cal-Vegas, Mr. Moyle practiced law for 18 years in Fort Lauderdale, FL. Mr. Moyle holds a Bachelor’s degree from Salisbury State University, Salisbury, MD and Juris Doctor from the Shepard Broad School of Law at Nova Southeastern University, FL where he was recognized as a Distinguished Alumni of the Year and is a former treasurer and president of the alumni association. Mr. Moyle also holds a Certified Hotel Administrator accreditation via the American Hotel & Lodging Association, Education Institute.

Jim Kelly was appointed interim Chief Financial Officer on October 1, 2020. From 2000 to the present, Mr. Kelly has served as the Founder and Managing Member of Sunstate Futures, LLC, a National Futures Association registered firm. In addition, Mr. Kelly currently serves as the President and Director of Capfin, a Cayman Islands monetary authority registered Foreign Investment Firm. From 1998 through 2007, Mr. Kelly served as the President of Sunstate Equity Trading, a National Association of Securities Dealers broker dealer. From 1984 through 2009, Mr. Kelly held several securities licenses inclusive of: Series 7, 24, 27 and 63. Mr. Kelly serves as a board level consultant to several public companies as well as securities clearing firms.

David Dear was appointed to the Company’s Board of Directors on October 1, 2020. From 2015 to the present, David C. Dear has served as the President of Newgrass Brewing Company as well as the Managing Member for Hudson Phoenix, LLC, a property management company. From 2011-2015, Mr. Dear served as an economic development consultant for Industrial Recruiting. Prior to that, Mr. Dear served in several different roles, such as grant administrator, data processing manager, county finance director and county manager/administrator with local government administrations. Mr. Dear currently serves as the Board Chairman for the local government Federal Credit Union of Raleigh, NC as well as a director on the Board of Trustees of the North Carolina State Retirement Systems. Mr. Dear received his Bachelor of Sciences degree in Accounting with a minor in Finance from the University of North Carolina Charlotte.

Significant Employees

At December 31, 2020, the Company did not have any significant employees other than its executive officers.

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

Director Compensation

As of December 31, 2020, the Company’s Board consisted of three directors of which one was a non-employee director. Each of the Company’s Directors has entered into a Board of Directors Services Agreement (the “Agreement”) with the Company. Under the terms of the Agreement, each Director is paid $15,000, paid to the Director in four (4) equal installments on the last calendar day of each quarter as long as Director continues to fulfill his duties and provide the services set forth. In addition to cash compensation, the Director shall be issued a certificate in the amount of Fifteen Thousand (15,000) shares of the Company’s common stock on the last calendar day of each quarter as long as Director continues to fulfill his duties and provide the services set forth above. Each Director shall begin receiving compensation for services rendered under the Agreement beginning during the third (3rd) calendar quarter of 2020.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2020 and 2019, by its Chief Executive Officer and its other most highly compensated executive officers (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2020. Except as provided below, none of its named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paris Balaouras
Chief Cultivation Officer and Director (1)	2020	100,625	-	-	-	-	-	-	100,625
	2019	197,867	-	-	-	-	-	-	197,867

Roger J. Bloss
Interim Chief Executive Officer (2)	2020	30,625	-	166,667	-	-	-	-	197,292

Bernard Moyle
Secretary (3)	2020	17,500	-	333,333	-	-	-	-	350,833

Jim Kelly
Interim Chief Financial Officer (4)	2020	6,000	-	333,333	-	-	-	-	339,333

Terrnace M. Tierney
Former President (5)	2020	51,231	-	50,000	-	-	-	-	101,231
	2019	194,065	-	-	-	-	-	-	194,065

Richard Groberg
Former President (6)	2020	27,500	-	-	-	-	-	-	27,500
	2019	81,885	-	-	-	-	-	-	81,885

Laurence Ruhe
Former Chief Financial Officer (7)	2020	9,615	-	-	-	-	-	-	9,615
	2019	48,462	-	-	-	-	-	-	48,462

(1)	Mr. Balaouras was appointed Chief Cultivation Officer on September 15, 2020 and appointed as Chairman of the Board on December 15, 2017
(2)	Mr. Bloss was appointed as interim Chief Executive Officer on September 15, 2020 and elected to the Company’s Board of Directors on April 1, 2019.
(3)	Mr. Moyle was appointed Secretary on September 15, 2020. On March 16, 2021, Mr. Moyle was appointed as Interim Chief Financial Officer upon the resignation of Mr. Kelly. Mr. Moyle currently serves as the Company’s Secretary and Interim Chief Financial Officer.
(4)	Mr. Kelly was appointed interim Chief Financial Officer on October 1, 2020. Mr. Kelly submitted his resignation as Interim Chief Financial Officer on March 16, 2021.
(5)	On August 7, 2020, the Board terminated the employment of Mr. Tierney.
(6)	Mr. Groberg resigned from the Company effective January 22, 2020.
(7)	Mr. Ruhe resigned from the Company effective March 2, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of the Company’s common stock classified as exercisable and unexercisable as of December 31, 2020, for the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paris Balaouras	250,000	250,000	-	0.75	9/15/2023	-	-	-	-

Roger J. Bloss	250,000	250,000	-	0.75	9/15/2023	-	-	-	-

Bernard Moyle	250,000	250,000	-	0.75	9/15/2023	-	-	-	-

Jim Kelly	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of April 12, 2021:

●	each person whom the Company knows beneficially owns more than 5% of its common stock;

●	each of the Company’s named executive officers and directors; and

●	all of the Company’s executive officers and directors as a group.

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

The percentage of beneficial ownership is based on 73,621,015 shares of Common Stock as of April 12, 2021, which includes 69,628,015 shares of common stock outstanding, 10,000 shares of common stock issuable upon exercise of the Tierny option, 1,500,000 shares of common issuable upon exercise of the options granted to three officers, 1,250,000 shares of common stock issuable upon exercise of the Brown warrants and 1,233,000 shares of common stock issuable upon exercise of the warrants issued to purchasers of the Company’s common stock through the Company’s Regulation D offering in 2019.

Name of Beneficial Owner/Management and Address	Number of Shares of Common Stock Beneficially Owned	Percent of Total Shares of Common Stock Beneficially Owned
Paris Balaouras (1)(2)	20,819,500	28.28%
Chief Cultivation Officer and Director

Roger J. Bloss (3)(4)	2,268,562	3.08%
Interim Chief Executive Officer and Director

Bernard Moyle (5)(6)	1,021,000	1.39%
Interim Chief Financial Officer and Secretary

Jim Kelly (7)(8)	500,000	* %
Former Interim Chief Financial Officer

David Dear (9)(10)	977,141	1.33%
Director

All directors and executive officers as a group (4 persons)	25,586,203	34.75%
Five Percent Beneficial Owner:
Douglas Brown (11)(12)	12,652,279	17.19%

*Represents beneficial ownership of less than one percent (1%).

(1)	The shares included in Mr. Balaouras’ ownership include 20,319,500 shares of common stock, held by Roll On, LLC, a limited liability company of which Mr. Balaouras is a member and manager and 500,000 shares issuable upon exercise of an option. Mr. Balaouras has sole authority to dispose of the shares of common stock.

(2)	The address for Roll On, LLC is 7320 S Rainbow Blvd, #102-210, Las Vegas, NV 89139.

(3)	The shares included in Mr. Bloss’ ownership include 1,000,000 shares of common stock acquired in September of 2018 pursuant to the Company’s Regulation D private placement offering, 500,000 shares of common stock upon the conversion of a convertible note in July of 2019, 250,000 shares of common stock issued as per the terms of Mr. Bloss’ 2020 Employment Agreement and 18,562 shares of common stock issued for services and 500,000 shares issuable upon exercise of an option.

(4)	The address for Mr. Bloss is 7320 S Rainbow Blvd, #102-210, Las Vegas, NV 89139.

(5)	The shares included in Mr. Moyle’s ownership include 500,000 shares of common stock issued as per the terms of Mr. Moyle’s 2020 Employment Agreement and 21,000 shares of common stock purchased in open market transactions and 500,000 shares issuable upon exercise of an option. On March 16, 2021, Mr. Moyle was appointed as Interim Chief Financial Officer upon the resignation of Mr. Kelly. Mr. Moyle currently serves as the Company’s Secretary and Interim Chief Financial Officer.

(6)	The address for Mr. Moyle is 7320 S Rainbow Blvd, #102-210, Las Vegas, NV 89139.

(7)	The shares included in Mr. Kelly’s ownership include 500,000 shares of common stock issued as per the terms of Mr. Kelly’s 2020 Employment Agreement. Mr. Kelly submitted his resignation as Interim Chief Financial Officer on March 16, 2021.

(8)	The address for Mr. Kelly is 7320 S Rainbow Blvd, #102-210, Las Vegas, NV 89139.

(9)	The shares included in Mr. Dear’s ownership include 110,000 shares of common stock acquired in June of 2019 pursuant to the Company’s Regulation D private placement offering, 11,000 shares issuable upon exercise of the Dear warrant issued in connection with the Company’s Regulation D private placement offering in 2019, 66,667 shares issued for services rendered on behalf of the Company and 789,474 shares issued as per the terms of the Debt Conversion and Stock Purchase Agreement dated January 14, 2021.

(10)	The address for Mr. Dear is 7320 S Rainbow Blvd, #102-210, Las Vegas, NV 89139.

(11)

The shares included in Mr. Brown’s ownership include 10,000,000 shares of common stock acquired in May of 2019 pursuant to the Company’s Regulation D private placement offering, 1,000,000 shares issuable upon exercise of the Brown warrant issued in connection with the Company’s Regulation D private placement offering in 2019, 1,402,279 shares of common stock issued as per the terms of the Securities Purchase Agreement in July 2020 and 250,000 shares issuable upon exercise of the warrant issued in connection with the July 2020 Securities Purchase Agreement.

(12)	The address for Mr. Brown is 1300 South Dekalb St., Shelby, NC 28152.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of transactions for the years ended December 31, 2020 and 2019, to which the Company has been a party in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years; and

●	its directors and executive officers or holders of more than 5% of the Company’s common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

On February 1, 2019, the Company executed a short-term promissory note for $101,000 with Roll On, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note bears no interest. The note was paid in full on April 1, 2019.

On February 15, 2019, the Company entered into a Licensing Agreement (the “Agreement”) with Highland Brothers, LLC, (“HB”) an entity controlled by the Company’s former Chief Executive Officer and current director. Under the terms of the Agreement, HB granted the Company an exclusive license to use any and all branding materials of HB including, without limitation, its name, logo, and any and all intellectual property rights. In consideration of the license, the Company agreed to compensate HB seven percent (7%) of the net sales generated by the Company for any products utilizing and/or integrating property rights, brands or logos of HB commencing in 2020. The Agreement has a term of ten (10) years. The licensing payments have been delayed one year commencing in 2021.

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

Board Composition and Director Independence

The Company’s business and affairs are managed under the direction of the board of directors. At December 31, 2020, its board of directors was currently comprised of three members, Paris Balaouras, David Dear and Roger Bloss. Because of their relationship to the Company, Mr. Balaouras and Mr. Bloss are not “independent” under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

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

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the audit years ended December 31, 2020 and 2019, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

Sadler, Gibb &Associates, LLC

	2020	2019
Audit Fees	$71,000	$90,000
Audit-related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$71,000	$90,000

Marcum LLP

	2020	2019
Audit Fees	$-	$7,500
Audit-related Fees	-	250
Tax Fees	-	-
Other Fees	-	-
Total Fees	$-	$7,750

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents filed as part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MJ Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MJ Holdings, Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Critical Audit Matter Description

As described further in Note 3 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has an accumulated deficit. Accordingly, the Company has determined that these factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain sufficient capital contributions, financing and/or generate revenues. Management plans to address the concerns as needed by securing additional funding and currently retains consultants for that purpose. Management has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time.
●	We reviewed and evaluated management’s plans for dealing with adverse effect of these conditions and events.
●	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
●	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2019.

Draper, UT

April 15, 2021

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$117,536	$22,932
Accounts receivable	9,461	11,675
Prepaid expenses	713,782	476,742
Marketable securities – available for sale	150,000	150,000
Other current assets	-	156,229
Total current assets	990,779	817,578

Property and equipment, net	4,155,675	4,574,082
Intangible assets	300,000	300,000
Deposits	64,817	289,817
Operating lease - right-of-use asset	1,979,181	2,194,278
Total non-current assets	6,499,673	7,358,177

Total assets	$7,490,452	$8,175,755

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,382,779	$1,076,145
Deposits	538,921	441,000
Other current liabilities	1,328,438	-
Current portion of notes payable – related party	300,405	-
Current portion of long-term notes payable	1,185,273	1,249,561
Operating lease obligation, short-term	241,466	237,604

Total current liabilities	5,977,282	3,004,310

Non-current liabilities
Long-term notes payable, net of current portion	921,723	929,526
Operating lease obligation, net of current portion	1,889,575	2,131,042
Deferred rent	-	-

Total non-current liabilities	2,811,298	3,060,568

Total liabilities	8,788,580	6,064,878

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 68,613,541 and 65,436,449 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	68,613	65,436
Additional paid-in capital	18,748,688	18,177,723
Common stock issuable	-	19
Subscription receivable	-	10,000
Accumulated deficit	(20,002,960)	(16,038,345)
Total stockholders’ equity (deficit) attributable to MJ Holdings, Inc.	(1,185,659)	2,214,833
Noncontrolling interests	(112,469)	(103,956)
Total shareholders’ equity (deficit)	(1,298,128)	2,110,877
Total liabilities and stockholders’ equity (deficit)	$7,490,452	$8,175,755

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ending
	December 31,
	2020	2019

Revenue, net	$822,845	$897,696

Operating expenses
Cost of sales	1,206,960	1,187,723
General and administrative	2,979,348	6,774,597
Marketing and selling	7,900	15,967
Depreciation and amortization	453,887	371,512
Total operating expenses	4,648,095	8,349,799

Operating loss	(3,825,250)	(7,452,103)

Other income (expense)
Interest expense	(167,188)	(127,656)
Interest income	18,345	10,540
Loss on impairment of investments	(18,345)	(1,110,356)
Gain on write-down of accrued interest	19,310	-
Loss on write down of deposit	-	(13,343)
Other income	-	421,066
Total other (expense)	(147,878)	(819,749)

Loss before provision for income tax	(3,973,128)	(8,271,852)
Provision for income taxes	-	-
Net Loss	(3,973,128)	(8,271,852)
Loss attributable to non-controlling interests	(8,513)	(103,956)
Net loss attributable to common shareholders	(3,964,615)	(8,167,896)
Net loss attributable to common stockholders per share - basic and diluted	$(0.06)	$(0.14)
Weighted average number of shares outstanding - basic and diluted	65,882,993	57,640,807

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Preferred Stock		Common Stock Issuable		Common Stock		Additional paid in	Subscriptions	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at January 1, 2020	-	$-	18,562	$19	65,436,449	$65,436	$18,177,723	$10,000	$(103,956)	$(16,038,345)	$2,110,877
Issuance of common stock for conversion of debt and interest	-	-	(18,562)	(19)	18,562	19	-	-	-	-	-
Issuance of common stock for services	-	-	-	-	1,736,251	1,736	396,730	-	-	-	398,466
Issuance of common stock for stock-based compensation	-	-	-	-	-	-	41,122	-	-	-	41,122
Issuance of common stock for subscription payable	-	-	-	-	20,000	20	9,980	(10,000)	-	-	-
Issuance of common stock for cash	-	-	-	-	1,402,279	1,402	123,133	-	-	-	124,535
Net loss for the year ended December 31, 2020	-	-	-	-	-	-	-	-	(8,513)	(3,964,615)	(3,973,128)
Balance at December 31, 2020	-	$-	-	$-	68,613,541	$68,613	$18,748,688	$-	$(112,469)	$(20,002,960)	$(1,298,128)

Balances at January 1, 2019
Issuance of common stock for services	-	-	-	-	1,645,636	1,647	794,582	-	-	-	796,229
Issuance of common stock for stock subscriptions payable	-	-	-	-	12,330,000	12,330	6,152,670	10,000	-	-	6,175,000
Return of common stock for cash	-	-	-	-	(20,000,000)	(20,000)	-	-	-	-	(20,000)
Issuance of common stock for purchase of property and equipment	-	-	-	-	66,667	65	49,935	-	-	-	50,000
Issuance of common stock for conversion of debt and interest	-	-	18,562	19	500,000	500	258,762	-	-	-	259,281
Net loss for the year ended December 31, 2019	-	-	-	-	-	-	-	-	(103,956)	(8,167,896)	(8,271,852)
Balance at December 31, 2019	-	$-	18,562	$19	65,436,449	$65,436	$18,177,723	$10,000	$(103,956)	$(16,038,345)	$2,110,877

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ending
	December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,973,128)	$(8,271,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	215,097	150,007
Common stock issued for services	398,466	796,236
Depreciation and amortization	453,884	371,512
Impairment of cost method investments	-	250,000
Impairment of notes receivable and interest	18,345	160,356
Impairment of deposits	-	700,000
Impairment of inventory	-	1,271,402
Expenses paid on behalf of Company	36,405	-
Stock-based compensation	41,122	-
Changes in operating assets and liabilities:
Accounts receivable	(16,131)	(11,675)
Interest receivable	-	(10,356)
Inventory	-	316,450
Prepaid expenses	(237,040)	342,034
Deposits	322,921	(851,183)
Accounts payable and accrued liabilities	1,306,632	446,224
Deferred rent	-	(7,150)
Other current assets	156,229	(156,229)
Other current liabilities	1,328,438	-
Operating lease liability	(237,605)	(172,515)
Customer deposits	-	54,584
Net cash provided by (used in) operating activities	(186,365)	(4,622,155)

Cash Flows from Investing Activities
Purchase of property and equipment	(35,477)	(1,116,643)
Purchase of cost method investment	-	(250,000)
Issuance of note receivable	-	(150,000)
Net cash used in investing activities	(35,477)	(1,516,643)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	-	201,000
Proceeds from notes payable – related party	264,000	-
Proceeds from the issuance of common stock	124,535	6,164,993
Proceeds from the common stock to be issued	-	10,000
Repayment of notes payable	(72,089)	(270,919)
Net cash provided by financing activities	316,446	6,105,074

Net increase in cash	94,604	(33,724)

Cash, beginning of period	22,932	56,656

Cash, end of period	$117,536	$22,932

Supplemental disclosure of cash flow information:
Interest paid	72,684	116,153
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for prior period debt conversion	$19	-
Common stock issued for stock subscriptions payable	$10,000	-
Return and cancellation of common stock	$-	20,000
Common stock and debt issued for asset acquisition	$-	300,000
Right of use asset obtained in exchange for operating lease obligation	$-	2,541,161
Financing purchases of property and equipment	$-	900,000
Common stock issued for conversion of debt and interest	$-	259,281

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

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

Our Business History

In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company sixty percent (60%) of the net revenues realized from its management of this facility and twenty-five percent (25%) of the net revenues from equipment rental. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. The acquisition was subject to all of the contractual obligations between the Company and the Licensed Operator. Please see Note 15 — Subsequent Events for further information.

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

For the years ended December 31, 2020 and December 31, 2019

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

For the years ended December 31, 2020 and December 31, 2019

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 1 — Description of Business (continued)

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 1 — Description of Business (continued)

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

For the years ended December 31, 2020 and December 31, 2019

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

On March 8, 2019, the Company entered into a fifteen-year Suite License Agreement (the “Agreement”) with LV Stadium Events Company, LLC for the lease of a suite within the multipurpose stadium (the “Stadium”) constructed in Clark County, Nevada that is intended to be the home stadium for the Raiders National Football League team. Under the terms of the Agreement, the Company paid the initial deposit of $75,000, the second payment of $150,000 and the final payment on approximately October 15, 2020. Commencing with Year 6 of the Term, the License Fee for each Year of the Term shall be increased by an amount not to exceed three percent (3%) of the License Fee payable for the immediately preceding Year.

In April of 2019, Roger Bloss was appointed to the Board of Directors of the Company.

In April of 2019, the Company executed a Membership Interest Purchase Agreement (the “MIPA”) to acquire all of the membership interests in two Nevada limited liability companies that are each the holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA required the Company to purchase the licenses for the total sum of $1,250,000 each - $750,000 in cash per license and $500,000 of the Company’s restricted common stock per license. The terms of the MIPA provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) that was due and payable on or before October 18, 2019. On October 17, 2019, the State of Nevada’s Governor issued an executive order restricting the transfer of all Nevada marijuana licenses (the “Moratorium”). As of the date of this filing, the Company has made deposits totaling $550,000 and has reduced the principal of the aforementioned note to $250,000. It is expected that the Company will receive all of the necessary regulatory approvals during the fourth quarter of 2020. The Company is required to issue $1,000,000 of shares of its restricted common stock in fulfillment of its obligations in the MIPA. As of the date of this filing, these shares have not been issued and the parties are renegotiating the pricing of these shares to more accurately reflect the anticipated value at closing. The Company also executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earliest of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) March 10, 2020. On February 19, 2020, the Company was put on notice by the Seller that it is in default under the terms of the MIPA, however, the parties are continuing to act in good faith towards a mutually satisfactory resolution. The LT Note carries an 8% annual interest rate and there is no penalty for any prepayment. Additionally, the Sellers shall receive, at closing, warrants to purchase up to 1,500,000 additional shares of the Company’s common stock; 1,000,000 warrants shall be exercisable for a period of three years from the closing date at an exercise price of $2.00 per share and 500,000 warrants shall be exercisable for a period of two years from the closing date at an exercise price of $1.50 per share (collectively the “Warrants”). The LT Note, Warrants and the restricted common shares issued will be held in escrow until the transaction closes. Additionally, pursuant to the terms of the MIPA, the Company was required to enter into a $15,000 per month sub-lease (retroactive to March 1, 2019) for the 10-acre cultivation/production facility located in Pahrump, Nye County, NV and install a mobile production trailer. The Company acquired the production trailer from Solaris Farms, a related party, in April 2020 at a cost of $120,000. It is the intention of the Company, upon receipt of all necessary regulatory approvals, to move the cultivation license and production trailer from its current location to the Company’s 260-acre facility. Please see Note 13 —Asset Impairment and Note 15 — Subsequent Events for further information.

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

For the years ended December 31, 2020 and December 31, 2019

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

On July 22, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Doug Brown (the “Investor”). Under the terms of the Agreement, the Investor agreed to purchase 4,500,000 shares of the Company’s common stock at $0.088808889 per share for a total purchase price of $400,000. The Investor was also to be issued a warrant granting the Investor the right to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.10. The warrant was to be dated August 3, 2020 and have a term of three years. The Investor funded $250,000 of the purchase amount on July 31, 2020. On August 10, the Company returned $125,465 of the funds to the Investor for a net investment of $124,535. The Company issued the Investor 1,402,279 shares of common stock and a warrant granting the Investor the right to purchase 250,000 shares of common stock under the revised terms of the Agreement.

On August 7, 2020, the Company’s Board of Directors terminated, with cause, the employment of Terrence M. Tierney, JD, effective immediately. At the time of termination, Mr. Tierney served as the Company’s Secretary, Chief Administrative Officer and interim President. Under the terms of Mr. Tierney’s Employment Agreement, the Company shall be under no further obligation to the Executive, except to pay all accrued but unpaid base salary and accrued vacation to the date of termination thereof. Subsequent to Mr. Tierney’s termination, Mr. Tierney filed a lien in Clark County, Nevada in the net amount of $501,085 against the Company’s property located at 1300 S. Jones Blvd, Unit 110, Las Vegas, NV 89146 for unpaid compensation, expense reimbursement, accrued leave, severance pay and penalties. Additionally, on November 6, 2020, Mr. Tierney filed two liens in Nye County, NV in the net amount of $501,085 against the Company’s property located at 4295 Highway 73, Armagosa, NV 89020, also known as the Company’s THC park, and one lien in Nye County, NV in the net amount of $501,085 against the property owned by Acres Cultivation, LLC and the site of the Company’s three (3) acre grow. Please see Note 15 — Subsequent Events for further information.

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

Given these factors, the Company anticipates that the greatest impact from the COVID-19 pandemic in 2020 occurred in the second and third quarters and resulted in a significant net sales decline in its quarterly results.

In addition, certain of its suppliers and the manufacturers of certain of its products were adversely impacted by COVID-19. As a result, the Company faced delays or difficulty sourcing products, which negatively affected its business and financial results. Even if the Company were able to find alternate sources for such products, it may cost more and cause delays in its supply chain, which could adversely impact its profitability and financial condition.

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

As a result of the impact of COVID-19 on its financial results, and the anticipated future impact of the pandemic, the Company has implemented cost control measures and cash management actions, including:

● Furloughing a significant portion of its employees; and

● Implementing 20% salary reductions across its executive team and other members of upper-level management; and

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the years ended December 31, 2020 and December 31, 2019

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

As of December 31, 2020 and 2019, the Company’s investment in marketable securities – available for sale was determined to be a level 1 investment. Please see Note 15 — Subsequent Events for further information.

	December 31, 2020	December 31, 2019
Marketable securities	150,000	150,000
Total	$150,000	$150,000

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

Inventory

Inventories consist of finished goods as of December 31, 2020. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of the first in first out method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. The Company has performed a valuation and established a reserve against its finished goods inventory.

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

For the years ended December 31, 2020 and December 31, 2019

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

Long–lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company did not record any impairments of long-lived assets during the year ended December 31, 2020 and 2019.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 2 — Summary of Significant Accounting Policies (continued)

The estimated useful lives, residual values, and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively. During the years ended December 31, 2020 and 2019, the Company did not recognize any impairment losses. IAS 36 requires that intangible assets be carried at no more than their recoverable amount. To meet this objective, the Company tests all assets that are within this scope for potential impairment exist.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $18,345 and $1,110,356 for the years ended December 31, 2020 and 2019, respectively. Please see Note 7 —Asset Impairment for further information.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 2 — Summary of Significant Accounting Policies (continued)

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

For the years ended December 31, 2020 and December 31, 2019

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

For the years ended December 31, 2020 and December 31, 2019

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

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $20,002,960 as of December 31, 2020. The Company incurred a net loss of $3,973,128, and negative working capital of $4,986,503 for the year ended December 31, 2020. At December 31, 2020, the Company had cash and cash equivalents of $117,536. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 3 — Going Concern (continued)

The Company’s current capital resources include cash, and inventories. Historically, the Company has financed its operations principally through equity and debt financing.

Note 4 — Inventory

At December 31, 2020 and 2019, inventory consisted of finish goods, which amounted to $- and $-, respectively.

At December 31, 2019, the Company elected to impair its inventory in the amount of $1,271,402 due to the Company’s inability to market and sell the products acquired from Healthier Choice Management Corporation.

Note 5 — Property and Equipment

Property and Equipment at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020	December 31, 2019
Leasehold Improvements	323,281	323,281
Machinery and Equipment	1,087,679	1,052,203
Building and Land	3,150,000	3,150,000
Furniture and Fixtures	543,366	543,366
Total property and equipment	5,104,326	5,068,850

Less: Accumulated depreciation	(948,651)	(494,768)
Property and equipment, net	4,155,675	4,574,082

Depreciation expense for the years ending December 31, 2020 and 2019 was $453,887 and $371,152, respectively.

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

Note 7 —Asset Impairment

Asset impairment as of December 31, 2020 and 2019 consist of the following:

	December 31, 2020	December 31, 2019
Smile, LLC (i)	178,701	160,356
Innovation Labs, Ltd. (ii)	250,000	250,000
Coachill-Inn, LLC (iii)	150,000	150,000
MJ Distributing, Inc. (iv)	550,000	550,000
Total	$1,128,701	$1,110,356

(i)	On June 7, 2019, Smile, LLC (“Smile”)(the “Borrower”), a Nevada limited liability company, issued a Convertible Promissory Note (the “Note”) in the amount of $250,000 to Roger Bloss, a director of the Company, and MJ Holdings, Inc. for funds advanced to Smile. Mr. Bloss contributed $100,000 and MJ Holdings, Inc. $150,000 for a total of $250,000. The Note had a term of six (6) months, matured on December 6, 2019 and accrues interest at 1% per month. The Holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of this Note and ending on the later of: (i) the Initial Maturity date, and (ii) the Extended Maturity Date, or (iii) the date of payment of the Default amount, to convert the note into equity ownership of the Borrower. The conversion shall be negotiated in good faith. If the parties cannot agree to the Conversion Price, then a third party shall determine the Value of the Borrower and the Conversion Price shall be the Principal Amount (“PA”) of the Note as the numerator and the Value of the Borrower (“V”) shall be the denominator. PA/V=X *100=% of ownership. On December 5, 2019, the Borrower was granted a 6-month extension by the Company that changed the maturity date to June 6, 2020. The Note is currently in default. As such, the Company has elected to reserve the entire Note amount at December 31, 2020 due to the uncertainty of its ability to collect on the Note.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 7 —Asset Impairment (continued)

(ii)	On June 25, 2019, the Company entered into a Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement (the “Agreement”) with Innovation Labs, Ltd. and Innovation Shares, LLC. Under the terms of the Agreement, the Company purchased 238,096 Series Post Seed Preferred Stock Shares and 238,096 Series Post Seed Preferred Units for a purchase price of $250,000. As of December 31, 2019, the Company had elected to reserve the entire amount of the investment due to the uncertainty of its ability to liquidate the investment to recover its $250,000 purchase price or recover the investment amount through dividends payable by Innovation Labs, Ltd.

(iii)	In January of 2019, the Company formed Coachill-Inn, LLC (“Coachill-Inn”), a subsidiary of Alternative Hospitality (“AH”), to develop a proposed hotel in Desert Hot Springs, CA. From January through June 2019, the Company was actively engaged in negotiations with the property owner of the proposed location. In June of 2019, Coachill-Inn executed a purchase and sale agreement with Coachillin’ Holdings, LLC (“CHL”) to acquire a 256,132 sq. ft. parcel of land within a 100-acre industrial cannabis park in Desert Hot Springs, CA (the “Property”) to develop the Company’s first hotel project. The purchase price for the property is $5,125,000. CHL was to contribute $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent (25%) ownership interest in Coachill-Inn. AH made an initial non-refundable deposit in the amount of $150,000 toward the purchase of the Property. As of the date of this filing, the Company terminated its participation in the development due to financing issues and has no recourse to recover its deposit.

(iv)	On April 2, 2019, the Company executed a Membership Interest Purchase Agreement (“MIPA”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. The licenses were required to be perfected pursuant to Nevada Revised Statutes 453A (NRS 453A - Medical Marijuana) and Nevada Revised Statures 453D (NRS453D – Recreation/Adult Use Marijuana). In January of 2020, the State of Nevada issued a Conditional Medical Marijuana Cultivation Certificate and a Conditional Medical Marijuana Production Certificate. On May 1, 2020, the State of Nevada issued a Conditional Recreational Marijuana Cultivation Certificate and a Conditional Recreational Marijuana Production Certificate. As of October 2019, the State of Nevada placed a moratorium on the transfer of all licenses within the state. The Company does not know when this moratorium will be lifted, but it expects the newly formed Cannabis Control Board to expedite transfers beginning in Q4 of 2020. Due to the ongoing impact of COVID-19 on the Company’s business operations, it has been unable to comply with the payment obligations required of it in the MIPA. In February of 2020, the Company received a Demand for Payment from the Seller. As of the date of this filing, the Company has been in active negotiations with the Seller for an extension of the payment terms. There is no guarantee that the Company will be successful in its negotiations. In the event the Company is not successful, it would forfeit all funds paid to date. As such, the Company had elected to reserve the entire amount on deposit at December 31, 2019 due to its inability to recover the deposit.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 8 — Notes Payable

Notes payable as of December 31, 2020 and 2019 consist of the following:

	December 31, 2020	December 31, 2019
Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023, originally $1,100,000 (i)	$$1,022,567	$1,086,662
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022 (ii)	750,000	750,000
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020 originally $150,000 (iii)	100,000	100,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022 originally $250,000 (iv)	234,431	242,425
Notes payable, related party, bearing interest at 9.0%, originated February 20, 2020, due on February 19, 2021, originally $110,405 (v)	110,405	-
Notes payable, related party, bearing interest at 9.0%, originated April 3, 2020, due on March 30, 2021, originally $90,000 (vi)	90,000	-
Total notes payable	$2,307,403	$2,179,087
Less: current portion	(1,485,678)	(1,249,561)
Long-term notes payable	$921,725	$929,526

(i)	On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000, amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. The building is home to the Company’s business operations. As of December 31, 2020, $1,022,567 principal and $2,215 interest remain due. Please see Note 15 — Subsequent Events for further information.

(ii)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC, a Wyoming limited liability company. The note accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of December 31, 2020, $750,000 principal and $38,958 interest remain due.

(iii)	On January 17, 2019, the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note accrues interest at 9.0% per annum and is due on January 16, 2020. Principal payments in the amount of $50,000 were made during the year ended December 31, 2019. As of December 31, 2020, $100,000 principal and $19,794 interest remain due.

(iv)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of December 31, 2020, $237,167 principal and $10,807 interest remain due.

(v)	On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder is granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which is owned by the Borrower. As of December 31, 2020, $110,405 principal and $3,600 interest remain due.

(vi)

On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder is granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020. which is owned by the Borrower. The transaction closed on April 3, 2020. As of December 31, 2020, $90,000 principal and $0 interest remain due.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 8 — Notes Payable (continued)

Amount
Fiscal year ending December 31:
2021	476,593
2022	915,613
2023	1,015,195
2024	-
2025	-
Thereafter	-
Total minimum loan payments	$2,407,401

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

Note 9 — Commitments and Contingencies

Employment Agreements

On October 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Jim Kelly. The Agreement became effective as of October 1, 2020. Under the terms of the Kelly Agreement, the Employee shall serve as the Company’s Interim Chief Financial Officer for a term of (i) the sooner of six (6) months, or (ii) the completion of all regulatory filings, including but not limited to the Company’s 2019 Annual Report on Form 10-K, the March 31, 2020 Quarterly Report on Form 10-Q, the June 30, 2020 Quarterly Report on Form 10-Q, the September 30, 2020 Quarterly Report on Form 10-Q and all required Current Reports on Form 8-K, with the Securities and Exchange Commission (“SEC”) to bring the Company current with the SEC. The Employee shall receive a base salary of $24,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the C-Suite of the Company in its sole discretion, in an amount equal to up to 400% of the Employee’s base salary for the then current fiscal year, and at commencement of the Term the Employee shall receive a grant of stock of 500,000 restricted shares of the Company’s common stock. Please see Note 15 — Subsequent Events for further information.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 9 — Commitments and Contingencies (continued)

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

Board of Directors Services Agreements

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

For the years ended December 31, 2020 and December 31, 2019

Note 9 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a two production / warehouse facility under a non-cancelable operating lease that expires in June 2027 and September 2029, respectively. For the years ended December 31, 2020 and 2019, the Company made lease payments in the amount of $- and $223,640, respectively.

As of December 31, 2020, the Company recorded operating lease liabilities of $2,131,041 and right of use assets for operating leases of $1,979,181. During the year ended December 31, 2020, operating cash outflows relating to operating lease liabilities was $237,605, and the expense for right of use assets for operating leases was $215,097. As of December 31, 2020, the Company’s operating leases had a weighted-average remaining term of 4.5 years and weighted-average discount rate of 4.5%.

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of December 31, 2020, are as follows:

Amount
Fiscal year ending December 31:
2021	350,640
2022	350,755
2023	350,986
2024	351,333
2025	351,911
Thereafter	799,084
Total minimum lease payments	$2,554,709

Rent expense, incurred pursuant to operating leases for the year ended December 31, 2020 and 2019, was $341,129 and $415,901, respectively.

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

Note 10 — Stockholders’ Equity (Deficit)

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

Preferred Stock Issuances

2020

None

2019

In connection with a Securities Purchase Agreement dated as of August 9, 2018, by and between the Selling Stockholder and the Company, the Company issued 2,500 shares of Series A Preferred Stock at a price of $1,000 per share or an aggregate subscription of $2,500,000.

At December 31, 2020 and December 31, 2019, there are 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 10 — Stockholders’ Equity (Deficit) (continued)

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 68,613,541 shares of Common Stock are issued and outstanding as of December 31, 2020. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the fiscal years ended December 31, 2020 and December 31, 2019, the Company issued and/or sold the following unregistered securities:

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

At December 31, 2020 and December 31, 2019, there are 68,613,541 and 65,436,449 shares of Common Stock issued and outstanding, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

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

For the year ended December 31, 2020, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants and options as of December 31, 2020, to purchase 1,993,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

Note 12 — Stock-Based Compensation

Warrants and Options

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

On September 15, 2020, the Company issued an option to purchase 500,000 shares of common stock to each of Messrs. Balaouras, Bloss and Moyle as per the terms of their employment agreements. The options have a strike price of $0.75 and expire on the three-year anniversary date.

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2019	10,000	$1.20	1.5
Issued	1,500,000	.75	2.8
Exercised	-	-	-
Expired	-	-	-
Balance at December 31, 2020	1,510,000	$0.76	2.69
Exercisable at December 31, 2020	760,000	$0.76	2.68

Options outstanding as of December 31, 2020 and December 31, 2019 were 1,510,000 and 10,000, respectively.

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

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2019	1,233,000	$0.83	1.5
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at December 31, 2020	1,233,000	$0.83	0.4

Warrants outstanding as of December 31, 2020 and December 31, 2019 were 1,233,000 and 1,233,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 13 — Income Taxes

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2020 and 2019.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 21% to the Company’s loss before income taxes as follows:

	December 31, 2020	December 31, 2019
Computed “expected” income tax benefit	$(832,569)	(1,737,089)
State income tax benefit, net of federal benefit	-	-
Change in valuation allowance	832,569	1,737,089
Other	-	-
Change in federal income tax rate	-	-
IRC section 382 limitations on future NOL utilization	-	-
Write-off of property & equipment deferred tax asset	-	-
Provision for income taxes	$-	-

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 13 — Income Taxes (continued)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Federal and state NOL carryforward	$3,489,562	2,656,993
Property and equipment	-	-
Reserves and accruals	-	-
Other intangibles	63,000	63,000
Deferred expenses	149,894	100,116
Deferred rent	-	-
Capitalized start-up expense	-	-
Deferred tax assets	3,702,456	2,820,109
Less: Valuation allowance	(3,702,456)	(2,820,109)
Net deferred tax assets	$-	-

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

As of December 31, 2019, the Company had a net operating loss carryforward for federal income tax purposes of approximately $12,652,347 million and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2020.

The Company files income tax returns in the U.S. The Company is not currently under examination in any of these jurisdictions and all its tax years remain open to examination due to net operating loss carryforwards.

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipated any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2020, no interest or penalties were required to be recognized relating to unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

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

For the years ended December 31, 2020 and December 31, 2019

Note 14 — Related Party Transactions

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

Note 15 — Subsequent Events

On January 12, 2021, the Company completed the sale of its commercial building for $1,627,500. On December 12, 2020, the Company, through its wholly owned subsidiary (Prescott Management, LLC), entered into a sales contract with Helping Hands Support, Inc. for the sale of the Company’s commercial building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146.

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

On January 12, 2021, the Company issued a Promissory Note (the “Note”) in the amount of $300,000 to Pyrros One, LLC, a related party. The Note matures on March 31, 2021.

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

On January 17, 2021, the Company increased its accounts payable by $500,000 as per the terms of the Note Secured By Deed Of Trust (the “Note”) issued by the Company on January 17, 2019 for the purchase of the 260 acres located in Amargosa Valley, NV. Under the terms of the Note, the Company shall pay to FR Holding, LLC a consulting fee in an amount equal to five percent (5%) of the gross proceeds from any agricultural or other use of the property up to a maximum aggregate of five hundred thousand dollars ($500,000) within two years of the date of the Note. In the event the Company does not utilize the land for any purpose or fails to generate sufficient revenue to fulfill the obligation, the Company shall pay to FR Holding, LLC the sum of $500,000 as liquidated damages. As of the date of this filing, the Company, the Company has generated no revenue on the 260 acres nor has it paid to FR Holding, LLC the $500,000 in liquidated damages.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 15 — Subsequent Events (continued)

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

On January 22, 2021 (the “effective Date”), MJ Holdings, Inc. (“MJNE”) entered into a Cultivation and Sales Agreement (the “Agreement”) with MKC Development Group, LLC (the “Company”). Under the terms of the Agreement, MJNE shall retain the Company to provide oversight and management of MJNE’s cultivation and sale of products at MJNE’s Amargosa Valley, NV farm. The Agreement shall commence on the Effective Date, continue for a period of ten (10) years and automatically renew for a period of five (5) years.

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

The transaction closed on January 27, 2021.

On February 5, 2021 (the “Effective Date”), the Company (as “Purchaser”) entered into a Membership Interest Purchase Agreement of MJ Distributing C202, LLC (hereinafter “C202”) and MJ Distributing P133, LLC (hereinafter “P133”)(hereinafter, the “MIPA3”) with MJ Distributing, Inc., a Nevada corporation (the “Seller”), Mark Zobrist, an individual resident of the State of Nevada (“Zobrist”), and John Goss, an individual resident of the State of Nevada (“Goss”, and collectively, with Zobrist, “Owners”).

Under the terms of the MIPA3, the Purchaser has agreed to acquire all of the issued and outstanding Membership Interests of C202 and P133 that are each a holder of certain cultivation and production certificates: (i) medical marijuana registration certificate for Cultivation (C202 – Cert. No. 48306359790925315497)(the “Medical Cultivation Certificate”), (ii) Recreational Use marijuana facility license and certificate for Cultivation (RC202 – cert. # 43160131583347244176)(the “Recreational Cultivation Certificate”), (iii) medical marijuana registration certificate for Production (P133 – Cert. No. 08705048067480042809)(the “Medical Production Certificate”), and (iv) Recreational Use marijuana facility license and certificate for Production (RP133 – cert. #07793712489874595708)(the “Recreational Production Certificate”).

In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the Agreement, Purchaser agrees to pay a combination of cash, promissory notes, and stock as consideration in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of MJ Holdings, Inc. restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 4, 2021, (iii) a deposit in the amount of $100,000 was paid on February 4, 2021, (iv) $200,000 shall be deposited on or before April 12, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

The closing of the Contemplated Transactions (the “Closing”) shall take place as soon as practicable, but no later than five (5) Business Days after the satisfaction or waiver of each of the conditions set forth in the MIPA3, inclusive of the Purchaser having obtained Ownership Approval. The transactions contemplated by this MIPA3 require privilege licensing and approvals by certain regulatory authorities (“Regulatory Authorities”) including, without limitation, the CCB and Nye County, Nevada (collectively “Ownership Approval”). Purchaser and Seller shall submit applications for the Ownership Approval within fifteen (15) days of the Effective Date.

On February 6, 2021, the Company opened a brokerage account to liquidate the shares of common stock it received in the Stock Exchange Agreement with Healthier Choices Management Corp (“HCMC”). During the month of February 2021, the Company liquidated all 1,500,000,000 shares of HCMC. The funds will be utilized to repay outstanding obligations, general working capital and to develop the Company’s 260-acre Farm in Amargosa Valley, NV.

On February 17, 2021, the Company entered into a Stock Purchase Agreement (the “Agreement”) with ATG Holdings, LLC (the “Seller”). Under the terms of the Agreement, the Company purchased 1,500,000,000 shares of common stock of Healthier Choices Management Corp (“HCMC”) from the Seller for the purchase price of $200,000. The transaction closed on February 19, 2021. The Company liquidated all 1,500,000 shares during the month of February 2021.

On February 25, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Sylios Corp (the “Consultant”). Under the terms of the Agreement, the Consultant shall prepare the Company’s filings with the Securities and Exchange Commission (the “SEC”) including its Annual report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The Consultant shall receive $50,000 in cash compensation plus 225,000 shares of the Company’s common stock. The Agreement has a term of the latter of one (1) year or until the Company’s Annual Report for the period ended December 31, 2021 is filed with the SEC.

On March 8, 2021, the Company issued 789,474 shares of common stock to a director as per the terms of the Debt Conversion and Stock Purchase Agreement dated January 14, 2021.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and December 31, 2019

Note 15 — Subsequent Events (continued)

On March 12, 2021, Terrence Tierney, the Company’s former secretary and President, released the lien against the property owned by Acres Cultivation, LLC.

On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”) in the amount of $300,000. The Note has a term of one year (March 12, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded the transaction on March 15, 2021.

On March 16, 2021, Jim Kelly, the Company’s Interim Chief Financial Officer submitted his resignation effective immediately. On March 16, 2021, Bernard Moyle, the Company’s Secretary, was appointed to serve as Interim Chief Financial Officer.

On March 24, 2021, the Company entered into a Termination Agreement (the “Agreement”) with Blue Sky Companies, LLC and Let’s Roll Nevada, LLC (collectively, the “Parties”). Under the terms of the Agreement, the Company has decided to terminate its involvement in the Amargosa Outdoor Grow and facility to capitalize on additional strategic opportunities for further co-ops and/or additional outdoor grow expansions on adjacently owned properties; and further that such termination of the Amargosa Grow would result in a complete loss of revenue sharing opportunities for the Partners (Blue Sky Companies, LLC and Let’s Roll Nevada, LLC) under the terms of the Revenue Rights Participation Agreement (the “RPRA”) previously entered into between the Parties in October 2018 and subsequently amended on December 8, 2020. In consideration of termination of the RPRA, the Company has agreed to compensate the Partners; (i) $136,684, and (ii) 1,000,000 shares of common stock.

On March 26, 2021 (the “effective Date”), MJ Holdings, Inc. (“MJNE”) entered into a Cultivation and Sales Agreement (the “Agreement”) with Natural Green, LLC (the “Company”). Under the terms of the Agreement, MJNE shall retain the Company to provide oversight and management of MJNE’s cultivation and sale of products at MJNE’s Amargosa Valley, NV farm. The Agreement shall commence on the Effective Date, continue for a period of ten (10) years and automatically renew for a period of five (5) years. The Company shall be responsible for compliance, standard of care, packaging, insurance, labor matters, policies and procedures, testing, record keeping, security and marketing.

As deposits, security and royalty, the Company shall pay to MJNE:

(i)	a $500,000 Product Royalty deposit to be applied to the first Product Royalty or Product Royalties; and
(ii)	a deposit of $20,000 to be applied against the first and last month’s Security and Compliance fee; and
(iii)	$10,000 on the first of each month for Security and Compliance; and
(iv)	a royalty of 10% of gross revenue less applicable taxes (hereinafter “Net Sales Revenue”) on all sales of product by the Company; and
(v)	the Company shall, after the first two (2) years from execution of the Agreement, be responsible to pay to MJNE a minimum royalty of $50,000.00 per month.

As compensation, MJNE shall pay to the Company:

(i)	90% of Net Sales Revenue to the Company as the Management Fee.

On March 26, 2021, MJNE and the Company entered into an Amendment to the Agreement whereby MJNE waived the Company’s requirement to obtain liability insurance and required the Company to pay MJNE $40,000 for capital expenditures costs. The transaction closed on April 7, 2021.

On March 29, 2021, the Company issued 225,000 shares of common stock to a consultant as per the terms of the Consulting Agreement dated February 25, 2021.

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.10	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.13	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.14+	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.15+	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.16+	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.17	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.18	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.19	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.20	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.21	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.22	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.23	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.24	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.25	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.26+	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.27	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.28	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.29	Revenue Participation Rights Agreement No. 1 dated December 8, 2020 (previously filed on Form 10-Q as filed with the SEC on January 15, 2021)
10.30	Amendment to Consulting Agreement dated December 14, 2020 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.31	Common Stock Warrant Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.32	Letter of Intent between MJ Holdings, Inc. and MJ Distributing, Inc. dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.33	Debt Conversion and Stock Purchase Agreement entered into between MJ Holdings, Inc. and David Dear dated January 14, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.34	Notice of Termination dated January 21, 2021 (previously filed on Form 8-K as filed with the SEC on January 27, 2021)
10.35	Cultivation and Sales Agreement between MJ Holdings, Inc. and MKC Development Group, LLC dated January 22, 2021 (previously filed on Form 8-K as filed with the SEC on February 1, 2021)
10.36	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.37*	Promissory Note between MJ Holdings, Inc. and Pyrros One, LLC dated January 12, 2021
10.38*	Stock Purchase Agreement between MJ Holdings, Inc. and ATG Holdings, LLC dated February 17, 2020
10.39*	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated February 25, 2021
10.40	Convertible Promissory Note between GeneRx and MJ Holdings, Inc. dated March 12, 2021 (previously filed on Form 8-K as filed with the SEC on March 19, 2021)
10.41*	Termination Agreement between the Company, Blue Sky Companies, LLC and Let’s Roll Nevada, LLC dated March 24, 2021
10.42	Cultivation and Sales Agreement between MJ Holdings, Inc. and Natural Green, LLC dated March 26, 2021 (previously filed on Form 8-K as filed with the SEC on April 12, 2021)
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Interim Chief Executive Officer
(Principal Executive Officer)
Date:	April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Roger Bloss	Interim Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2021
Roger Bloss

/s/ Paris Balaouras	Chief Cultivation Officer and Chairman of the Board	April 15, 2021
Paris Balaouras

/s/ David Dear	Director	April 15, 2021
David Dear

45