Form 10-Q
period 2021-03-31
MJ Holdings, Inc.
filed 2021-05-18
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 18, 2021, there were 70,628,015 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2021 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to protect our brands and reputation;

●	Our ability to repay our debts;

●	Our ability to rely on third-party suppliers outside of the United States;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to the anticipated timing of the closing of any potential acquisitions;

●	Risks related to the integration with regards to potential or completed acquisitions; and

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

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

ii

PART I

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021,	December 31, 2020,
	(Unaudited)
ASSETS
Current assets
Cash	$7,428,042	$117,536
Accounts receivable	15,127	9,461
Prepaid expenses	822,812	713,782
Marketable securities – available for sale	-	150,000
Convertible note receivable	300,000	-
Other current assets	50,000	-
Total current assets	8,615,981	990,779

Property and equipment, net	2,801,885	4,115,675
Intangible assets	300,000	300,000
Deposits	364,817	64,817
Operating lease - right-of-use asset	1,959,713	1,979,181
Total non-current assets	5,426,415	6,499,673

Total assets	$14,042,396	$7,490,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,696,333	$2,382,779
Deposits	538,921	538,921
Other current liabilities	1,454,471	1,328,438
Current portion of notes payable – related party	-	300,405
Current portion of long-term notes payable	912,470	1,185,273
Operating lease obligation, short-term	241,466	241,466

Total current liabilities	4,093,661	5,977,282

Non-current liabilities
Long-term notes payable, net of current portion	167,205	921,723
Operating lease obligation, net of current portion	1,870,107	1,889,575
Deferred rent	-	-

Total non-current liabilities	2,037,312	2,811,298

Total liabilities	6,880,973	8,788,580

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 69,628,015 and 68,613,541 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	69,627	68,613
Additional paid-in capital	19,980,041	18,748,688
Common stock issuable	1,000	-
Subscription receivable	-	-
Accumulated deficit	(12,776,776)	(20,002,960)
Total stockholders’ equity (deficit) attributable to MJ Holdings, Inc.	7,273,892	(1,185,659)
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity (deficit)	7,161,423	(1,298,128)
Total liabilities and stockholders’ equity (deficit)	$14,042,396	$7,490,452

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2021	2020

Revenue, net	$307,375	$456,158

Operating expenses
Direct costs of revenue	-	472,770
General and administrative	2,819,926	1,038,681
Depreciation	97,470	111,746
Marketing and selling	-	(908)
Total operating expenses	2,917,396	1,622,289

Operating loss	(2,610,021)	(1,166,131)

Other income (expense)
Interest expense	(17,227)	(48,987)
Interest income	4,662	4,586
Miscellaneous expense	41,726	-
Loss on conversion of related party note payable	(310,526)	-
Gain on sale of marketable securities	9,857,429	-
Gain on sale of commercial building	260,141	-
Total other income (expense)	9,836,205	(44,401)

Net income (loss) before income taxes	7,226,184	(1,210,532)
Provision for income tax	-	-
Net income (loss)	$7,226,184	$(1,210,532)
Income attributable to non-controlling interest	-	(2,262)
Net income (loss) attributable to common shareholders	7,226,184	(1,208,270)
Net loss per common share - basic and diluted	$0.10	$(0.02)

Weighted average number of shares outstanding - basic	68,877,240	65,573,114
Weighted average number of shares outstanding - diluted	69,097,364	65,573,114

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For three months ending March 31, 2021 (Unaudited):

	Common Stock Issuable		Common Stock		Additional paid in	Subscription	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total
Balance at January 1, 2021	-	$-	68,613,541	$68,613	$18,748,688	$-	$(112,469)	$(20,002,960)	$(1,298,128)
Common stock to be issued for termination of rights participation agreement	1,000,000	1,000	-	-	629,000	-	-	-	630,000
Issuance of common stock for services	-	-	225,000	225	134,775	-	-	-	135,000
Issuance of common stock for cash	-	-	263,158	263	49,737	-	-	-	50,000
Issuance of common stock for loan payable conversion	-	-	526,316	526	410,000	-	-	-	410,526
Stock based compensation	-	-	-	-	7,841	-	-	-	7,841
Net loss for the period ended March 31, 2021	-	-	-	-	-	-	-	7,226,184	7,226,184
Balance at March 31, 2021	1,000,000	$1,000	69,628,015	$69,627	$19,980,041	$-	$(112,469)	$(12,776,776)	$7,161,423

For three months ended March 31, 2020 (Unaudited):

	Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Non Controlling	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Amount
Balance at January 1, 2020	18,562	$19	65,436,449	$65,436	$18,177,723	$10,000	$(103,956)	$(16,038,345)	$2,110,877
Issuance of common stock for services	-	-	281,251	281	55,969	-	-	-	56,250
Issuance of common stock for conversion of debt and interest	(18,562)	(19)	18,562	19	-	-	-	-	-
Net loss for the period ended March 31, 2020	-	-	-	-	-	-	(2,262)	(1,208,270)	(1,210,532)
Balance at March 31, 2020	-	$-	65,736,262	$65,736	$18,233,692	$10,000	$(106,218)	$(17,246,615)	$956,595

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$7,226,184	$(1,210,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	19,468	52,667
Common stock issued for prepaid services	135,000	56,250
Depreciation	97,470	111,746
Gain on sale of cost method investments	(9,857,429)	-
Gain on sale of commercial building	(260,141)	-
Stock based compensation	7,841	-
Common stock to be issued for termination of rights participation agreement	630,000	-
Expenses paid on behalf of Company	-	36,405
Loss on conversion of related party note payable	310,526	-
Changes in operating assets and liabilities:
Accounts receivable	(5,666)	(8,760)
Prepaid expenses and prepaid inventory	(109,030)	137,460
Deposits	(300,000)	-
Accounts payable and accrued liabilities	(686,444)	205,528
Customer deposits	-	5,212
Other current assets	(50,000)	156,229
Other current liabilities	126,033	462,694
Operating lease liability	(19,468)	(58,294)
Net cash used in operating activities	(2,735,731)	(53,395)

Cash Flows from Investing Activities
Purchase of property and equipment	(111,039)	-
Proceeds from sale of commercial building	1,627,500	-
Purchase of marketable securities	(200,000)	-
Proceeds from the issuance of convertible note receivable	(300,000)	-
Proceeds from the sale of marketable securities	10,207,504	-
Net cash used in investing activities	11,223,965	-

Financing activities
Proceeds from notes payable	300,000	74,000
Repayment of notes payable	(1,527,728)	(5,844)
Proceeds from common stock issued for cash	50,000	-
Net cash provided by (used in) financing activities	(1,177,728)	68,156

Net change in cash	7,310,506	14,761

Cash, beginning of period	117,536	22,932

Cash, end of period	$7,428,042	$37,693

Supplemental disclosure of cash flow information:
Interest paid	$72,684	$18,501
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for prior period debt conversion	$-	$19
Issuance of stock for conversion of related party note payable	$100,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Red Earth, LLC, HDGLV, LLC, Icon Management, LLC, Alternative Hospitality, Inc., Condo Highrise Management, LLC and Prescott Management, LLC. Inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Three Months Ended March 31, 2021 and 2020

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

As of March 31, 2021 and December 31, 2020, the Company’s investment in marketable securities – available for sale was determined to be a level 1 investment.

	March 31, 2021	December 31, 2020
Marketable securities	-	150,000
Total	$-	$150,000

On February 17, 2021, the Company entered into a Stock Purchase Agreement (the “Agreement”) with ATG Holdings, LLC (the “ATG”). Under the terms of the Agreement, the Company purchased 1,500,000,000 shares of common stock of Healthier Choices Management Corp (“HCMC”) from ATG for the purchase price of $200,000. The transaction closed on February 19, 2021.

During the three months ended March 31, 2021, the Company liquidated its marketable securities that it received in the Stock Exchange Agreement with HCMC dated August 13, 2018 and the shares of HCMC that it received under the Agreement with ATG.

The net proceeds received by the Company for the sale of the marketable securities were $9,857,429.

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

	March 31, 2021	December 31, 2020
Accounts receivable	$50,061	$23,675
Less allowance	34,932	12,000
Net accounts receivable	$15,129	$11,675

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments are netted against the carrying amount of the debt instrument, and charged to interest expense over the term of the loan.

Inventory

Inventories consist of finished goods as of March 31, 2021. Inventories are valued at the lower of cost or net realizable value. The Company determines cost on the basis of the first in first out method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are reserved or written off. The Company has performed a valuation and has established a reserve against its finished goods inventory.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $4,586 and $18,345 for the three months ended March 31, 2021 and year ended December 31, 2020, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

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

	For the three months ended
	March 31,
	2021	2020
Revenues:
Rental income (i)	$19,861	$22,499
Management income (ii)	202,951	306,112
Equipment lease income (ii)	84,563	127,547
Total	$307,375	$456,158

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company.

Other Current Liabilities

The Company’s other current liabilities consisted of amounts due under the management agreement and performance guarantee with Acres Cultivation, LLC. As of March 31, 2021 and December 31, 2020, other current liabilities were $1,454,471 and $1,328,438, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

Operating Leases

The Company adopted ASC Topic 842, Leases, on January 1, 2019. The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised.

The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

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

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $12,776,776 as of March 31, 2021. The Company had negative cash flows from operations of $2,735,731 for the three months ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash. Historically, the Company has financed its operations principally through equity and debt financing.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 4 — Note Receivable

Note receivable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Note receivable- GeneRx (i)	300,000	-
Total	$300,000	$-

i.	On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $300,000. The Note has a term of one year (March 12, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded the transaction on March 15, 2021.

ii.	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

Note 5 — Property and Equipment

Property and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2019
Leasehold Improvements	$323,281	$323,281
Machinery and Equipment	1,163,242	1,087,679
Building and Land	1,650,000	3,150,000
Furniture and Fixtures	578,843	543,366
Total property and equipment	3,715,366	5,104,326

Less: Accumulated depreciation	(913,481)	(948,651)
Property and equipment, net	$2,801,885	$4,155,675

Depreciation expense for the three months ended March 31, 2021 and 2020 was $97,470 and $92,282, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 7 — Notes Payable

Notes payable as of March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2020	December 31, 2020
Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023, originally $1,100,000 (i)	$-	$1,022,567
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022, originally $750,000 (ii)	750,000	750,000
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020, originally $150,000 (iii)	100,000	100,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (iv)	229,675	234,431
Notes payable, related party, bearing interest at 9.0%, originated February 20, 2020, due on February 20, 2021, originally $110,405 (v)	-	110,405
Notes payable, related party, bearing interest at 9.0%, originated April 3, 2020, due on March 30, 2021, originally $90,000 (vi)	-	90,000
Total notes payable	$1,079,675	$2,307,403
Less: current portion	(912,470)	(1,485,678)
Long-term notes payable	$167,205	$921,725

(i)	On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000, amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. On December 12, 2020, the Company entered into a sales contract with Helping Hands Support, Inc. for the sale of the Company’s commercial building. On January 12, 2021, the Company completed the sale of its commercial building for $1,627,500. As of March 31, 2021, the note was paid in full.

(ii)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC, a Wyoming limited liability company. The note accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of March 31, 2021, $750,000 principal and $2,475 interest remain due.

(iii)	On January 17, 2019, the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note accrues interest at 9.0% per annum and is due on January 16, 2020. Principal payments in the amount of $50,000 were made during the year ended December 31, 2019. As of March 31, 2021, $100,000 principal and $22,013 interest remain due.

(iv)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of March 31, 2021, $229,675 principal and $1,318 interest remain due.

(v)	On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Company received cash in the amount of $74,000 and the Holder paid expenses on behalf of the Company in the amount of $36,405. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder is granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which was owned by the Borrower. As of March 31, 2021, the note was paid in full

(vi)	On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder is granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020, which was owned by the Borrower. The transaction closed on April 3, 2020. As of March 31, 2021, the note was paid in full

Amount
Fiscal year ending December 31:
2021 (excluding the three months ended March 31, 2021)	913,475
2022	19,397
2023	20,696
2024	22,082
2025	23,561
Thereafter	80,464
Total minimum loan payments	$1,079,675

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 8 — Commitments and Contingencies

Employment Agreements

On October 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Jim Kelly. The Agreement became effective as of October 1, 2020. Under the terms of the Kelly Agreement, the Employee shall serve as the Company’s Interim Chief Financial Officer for a term of (i) the sooner of six (6) months, or (ii) the completion of all regulatory filings, including but not limited to the Company’s 2019 Annual Report on Form 10-K, the March 31, 2020 Quarterly Report on Form 10-Q, the June 30, 2020 Quarterly Report on Form 10-Q, the September 30, 2020 Quarterly Report on Form 10-Q and all required Current Reports on Form 8-K, with the Securities and Exchange Commission (“SEC”) to bring the Company current with the SEC. The Employee shall receive a base salary of $24,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the C-Suite of the Company in its sole discretion, in an amount equal to up to 400% of the Employee’s base salary for the then current fiscal year, and at commencement of the Term the Employee shall receive a grant of stock of 500,000 restricted shares of the Company’s common stock. On March 16, 2021, Mr. Kelly resigned in his position as Interim Chief Financial Officer.

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

On September 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Bernard Moyle. Under the terms of the Agreement, the Employee shall serve as the Company’s Secretary/Treasurer for a term of three (3) years (the “Term”) commencing on September 15, 2020. The Employee shall receive a base salary of $60,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the board of directors of the Company in its sole discretion, in amount equal to up to 200% of Employee’s base salary for the then current fiscal year, shall, at commencement of the Term receive a grant of stock of 500,000 shares and shall be eligible to receive an annual discretionary stock grant during the Term which shall be vested in equal increments of 1/3rd each over a three year period beginning on the first anniversary of employment and shall be awarded options to purchase 500,000 shares of the Company’s common stock, exercisable at a price of $.75 per share. On March 16, 2021, Mr. Moyle assumed the role of interim Chief Financial Officer upon the resignation of Mr. Kelly. The terms of Mr. Moyle’s Agreement did not change.

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

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 8 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a two production / warehouse facility under a non-cancelable operating lease that expires in June 2027 and September 2029, respectively.

As of March 31, 2021, the Company recorded operating lease liabilities of $2,111,573 and right of use assets for operating leases of $1,959,713. During the three months ended March 31, 2021, operating cash outflows relating to operating lease liabilities was $19,468. As of March 31, 2021, the Company’s operating leases had a weighted-average remaining term of 7.88 years.

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of March 31, 2021, are as follows:

Amount
Fiscal year ending December 31:
2021 (excluding the three months ended March 31, 2021)	262,980
2022	350,755
2023	350,986
2024	351,333
2025	351,333
Thereafter	799,662
Total minimum lease payments	$2,467,049

Rent expense, incurred pursuant to operating leases for the three months ended March 31, 2021 and 2020, was $60,937 and $87,660, respectively.

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

DGMD Complaint

On March 19, 2021, a Complaint was filed against the Company, Jim Mueller, John Mueller, MachNV, LLC, Acres Cultivation, Paris Balaouras, Dimitri Deslis, ATG Holdings, LLC and Curaleaf, Inc. (collectively, the “Defendants”) by DGMD Real Estate Investments, LLC, ARMPRO, LLC, Zhang Springs LV, LLC, Prodigy Holdings, LLC and Green Organics, LLC (collectively, the “Plaintiffs”) in the District Court of Clark County, Nevada.

In the Complaint, the Plaintiffs allege that the Defendants: (i) intended to fraudulently obtain money from the Plaintiffs in order to put that money towards the Acres dispensary and to make Acres look more appealing to potential buyers as well as pay off Defendants’ agents, and (ii) the Defendants acted together in order to find investors to invest money into the Acres and MJ Holdings “Investment Schemes”, and (iii) the Defendants intended to fraudulently obtain Plaintiffs’ money for the purpose of harming the Plaintiffs to benefit the Defendants, and (iv) the Defendants committed unlawful fraudulent misrepresentation in the furtherance of the agreement to defraud the Plaintiffs. The Plaintiffs allege that damages are in excess of $15,000.

As the complaint pleads only the statutory minimum of damages, the Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit as to liability and otherwise deminimis as to damages. Thus, the Company does not expect this matter to have a material effect on the Company’s consolidated financial position or its results of operations. The Company will vigorously defend itself against this action and has filed an appropriate and timely answer to the Complaint including a lengthy and comprehensive series of affirmative defenses and liability and damage avoidances.

Tierney Arbitration

On March 9, 2021, Terrence Tierny, the Company’s former President and Secretary, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for deferred business compensation, business compensation, expenses paid on behalf of the Company, accrued vacation and severance pay.

On April 7, 2021, the Company made payment against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 9 — Stockholders’ Equity (Deficit)

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 69,628,015 shares of Common Stock are issued and outstanding as of March 31, 2021. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the three months ended March 31, 2021, the Company issued and/or sold the following unregistered securities:

For the three months ended March 31, 2021

On March 8, 2021, the Company issued 526,216 shares of common stock in satisfaction of $100,000 principal and all accrued interest for a note payable to a related party as per the terms of the Debt Conversion and Stock Purchase Agreement dated January 14, 2021.

On March 8, 2021, the Company issued 263,158 shares of common stock to a related party for the purchase of $50,000 of common stock as per the terms of the Debt Conversion and Stock Purchase Agreement dated January 14, 2021.

On March 29, 2021, the Company issued 225,000 shares of common stock to a consultant as per the terms of the Consulting Agreement dated February 25, 2021.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 9 — Stockholders’ Equity (Deficit) (continued)

At March 31, 2021 and December 31, 2020, there are 69,628,015 and 68,613,541 shares of Common Stock issued and outstanding, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 9 — Stockholders’ Equity (Deficit) (continued)

Preferred Stock Issuances

For the three months ended March 31, 2021

None

At March 31, 2021 and December 31, 2020, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

For the three months ended March 31, 2021, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants and options as of March 31, 2021, to purchase 2,993,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

Note 11 — Stock Based Compensation

Warrants and Options

A summary of the warrants and options issued, exercised and expired are below:

Stock Options

On June 22, 2018, the Company entered into a Corporate Advisory Agreement (“Advisory Agreement”) with a New York City based consulting company (the “Consultant”) to provide business management, corporate compliance and related services to the Company and its subsidiaries. Pursuant to the Advisory Agreement, the Company granted the Consultant an option to acquire up to 10,000 additional shares of the Company’s common stock at an exercise price of $1.20. The option has a term of 3 years.

On September 15, 2020, the Company issued an option to purchase 500,000 shares of common stock to each of Messrs. Balaouras, Bloss and Moyle as per the terms of their employment agreements. The options have an exercise price of $0.75 and expire on the three-year anniversary date.

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2020	1,510,000	$0.76	2.33
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at March 31, 2021	1,510,000	$0.76	2.44
Exercisable at March 31, 2021	760,000	$0.76	2.4

Options outstanding as of March 31, 2021 and December 31, 2020 were 1,510,000 and 1,510,000, respectively.

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

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2020	1,233,000	$0.83	0.4
Issued	250,000	0.10	3.8
Exercised	-	-	-
Expired	-	-	-
Balance at March 31, 2021	1,483,000	$0.75	.75

Warrants outstanding as of March 31, 2021 and December 31, 2020 were 1,483,000 and 1,233,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 12 — Related Party Transactions

On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder is granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which is owned by the Borrower. The Note was paid in full during the three months ended March 31, 2021.

On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder is granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020 which is owned by the Borrower. The transaction closed on April 3, 2020. The Note was paid in full during the three months ended March 31, 2021.

Note 13 — Subsequent Events

On April 7, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $200,000. The Note has a term of one year (April 7, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded $150,000 on April 5, 2021 and $50,000 on April 7, 2021.

On April 24, 2021, the Company issued 1,000,000 shares of common stock as per the terms of the Termination Agreement with Blue Sky Companies, LLC and Let’s Roll Nevada, LLC.

On May 7, 2021 (the “Effective Date”), MJ Holdings, Inc. (“MJNE”) entered into a Cultivation and Sales Agreement (the “Agreement”) with Green Grow Investments Corporation (the “Company”). Under the terms of the Agreement, MJNE shall retain the Company to provide oversight and management of MJNE’s cultivation and sale of products at MJNE’s Amargosa Valley, NV farm. The Agreement shall commence on the Effective Date, continue for a period of ten (10) years and automatically renew for a period of five (5) years. The Company shall be responsible for compliance, standard of care, packaging, insurance, labor matters, policies and procedures, testing, record keeping, security and marketing.

As deposits, security and royalty, the Company shall pay to MJNE:

(i)	a $600,000 Product Royalty of which $50,000 is due upon signing, $150,000 upon MJNE obtaining the licenses from MJ Distributing, Inc. and affiliates and $200,000 for each of the first and second years’ harvests;
(ii)	a deposit of $20,000 to be applied against the first and last month’s Security and Compliance fee;
(iii)	$10,000 on the first of each month for Security and Compliance;
(iv)	a royalty of 10% of gross revenue less applicable taxes (hereinafter “Net Sales Revenue”) on all sales of product by the Company; and
(v)	the Company shall, after the first two (2) years from execution of the Agreement, be responsible to pay to MJNE a minimum royalty of $50,000.00 per month.

As compensation, MJNE shall pay to the Company:

(i)	a Management Fee that is based upon the net sales price (after taxes) and further subject to all contractual expenses.

On May 12, 2021, the Company entered into a Cooperation and Release Agreement (the “Agreement”) with Richard S. Groberg and RSG Advisors, LLC. Under the terms of the Agreement, Mr. Groberg agreed to relinquish all common stock of the Company issued to or owned by him and waived any right to any future stock issuances except for 100,000 shares to be retained by Mr. Groberg.

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

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company has the contractual right to manage and cultivate marijuana on this property until 2026, for which it will receive eighty-five percent (85%) of the net revenues realized from its management of this facility. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. The Company completed its second harvest on this property in November of 2019 and had anticipated generating revenue from this harvest until late Q4 of 2020. The impact of COVID-19 greatly impacted the continuing sale of inventory from this harvest. In April of this year, the Company planted a one acre auto-flower crop, which it began harvesting in late June. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company does not anticipate that it will generate any further revenue under the Acres relationship.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property, that is contiguous to the three-acre property that it manages in Amargosa. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. During the 1st quarter of 2021, the Company elected to relocate its equipment previously located on the Acres lease to its 260 acres for future grows. The 260 acres will be home to multiple grows from independent growers under multiple Cultivation and Sales Agreements.

●

Cultivation and Sales Agreements entered into for multiple grows on the Company’s 260-acre farm located in the Amargosa Valley of Nevada. During the 4th quarter of 2021 and 1st quarter of 2021, the Company entered into separate Cultivation and Sales Agreements, whereby the Company shall retain certain independent growers to provide oversight and management of the Company’s cultivation and sale of products at its 260-acre farm. The independent growers shall pay to the Company a royalty of net sales revenue with a minimum royalty after two years.

21

●

an agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agrees to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 4, 2021, (iii) a deposit in the amount of $100,000 was paid on February 4, 2021, (iv) $200,000 shall be deposited on or before April 12, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

●

indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its subsidiary, Red Earth, LLC, the Company holds a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. Due to the ongoing impact of COVID-19 on the Company’s respective business operations, the Company has not been able to pay the monthly rent. As of the date of this filing, the Company is in active negotiations with the landlord to find an acceptable resolution regarding the payment of past due rent. The Company has terminated its discussions with Element regarding its past due payments and has elected to place the Certificate up for sale.

Cultivation and Sales Agreements

MKC Development Group, LLC Agreement

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

As deposits, security and royalty, the Company shall pay to MJNE:

(i)	a $600,000 non-refundable deposit upon execution of the Agreement;
(ii)	a security deposit of $10,000 to be applied against the last month’s obligations and a $10,000 payment to be applied against the first month’s rent;
(iii)	$10,000 on the first of each month for security and compliance;
(iv)	a royalty of 10% of gross revenue less applicable taxes (hereinafter “Net Sales Revenue”) on all sales of product by the Company; and
(v)	the Company shall, after the first two (2) years from execution of the Agreement, be responsible to pay to MJNE a minimum royalty of $83,000.00 per month.

As compensation, MJNE shall pay to the Company:

(i)	90% of Net Sales Revenue to the Company as the Management Fee.

The transaction closed on January 27, 2021.

Natural Green, LLC Agreement

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

As deposits, security and royalty, the Company shall pay to MJNE:

(i)	a $500,000 Product Royalty deposit to be applied to the first Product Royalty or Product Royalties;
(ii)	a deposit of $20,000 to be applied against the first and last month’s Security and Compliance fee;
(iii)	$10,000 on the first of each month for Security and Compliance;
(iv)	a royalty of 10% of gross revenue less applicable taxes (hereinafter “Net Sales Revenue”) on all sales of product by the Company; and
(v)	the Company shall, after the first two (2) years from execution of the Agreement, be responsible to pay to MJNE a minimum royalty of $50,000.00 per month.

As compensation, MJNE shall pay to the Company:

(i)	90% of Net Sales Revenue to the Company as the Management Fee.

On March 26, 2021, MJNE and the Company entered into an Amendment to the Agreement whereby MJNE waived the Company’s requirement to obtain liability insurance and required the Company to pay MJNE $40,000 for capital expenditures costs. The transaction closed on April 7, 2021.

Please see Note 13 — Subsequent Events for further information.

Termination of Acres Cultivation, LLC Agreement

On January 21, 2021, the Company received a Notice of Termination (the “Notice”), effective immediately, from Acres Cultivation, LLC (“Acres”) on the following three (3) agreements (collectively, herein the “Cooperation Agreement”):

(i)	The Cultivation and Sales Agreement entered into by and between MJNE and Acres, dated as of January 1, 2019 (the “Cultivation and Sales Agreement” or “CSA”), pursuant to Sections 5.3, and 16.20 (cross-default);

(ii)	The Consulting Agreement, by and between Acres and MJNE, made as of January 1, 2019 (the “Consulting Agreement”), pursuant to Sections 10 and 11.10 (cross-default); and

(iii)	The Equipment Lease Agreement between Acres and MJNE, dated as of January 1, 2019 (the “Equipment Lease Agreement”), pursuant to Sections 8(ii), 8(iv), and 29 (cross-default).

The Company initiated relocating its equipment to its 260-acre farm at the end of the first quarter and does not anticipate that it will generate any further revenue under the Acres relationship.

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

COVID-19

The novel coronavirus commonly referred to as “COVID-19” was identified in December 2019 in Wuhan, China. On January 30, 2020, the World Health Organization declared the outbreak a global health emergency, and on March 11, 2020, the spread of COVID-19 was declared a pandemic by the World Health Organization. On March 13, 2020, the spread of COVID-19 was declared a national emergency by former President Donald Trump. The outbreak has spread throughout Europe, the Middle East and North America, causing companies and various international jurisdictions to impose restrictions such as quarantines, business closures and travel restrictions. While these effects are expected to be temporary, the duration of the business disruptions internationally and related financial impact cannot be reasonably estimated at this time. The rapid development of the COVID-19 pandemic and the measures being taken by governments and private parties to respond to it are extremely fluid. While the Company has continuously sought to assess the potential impact of the pandemic on its financial and operating results, any assessment is subject to extreme uncertainty as to probability, severity and duration of the pandemic as reflected by infection rates at local, state, and regional levels. The Company has attempted to assess the impact of the pandemic by identifying risks in the following principal areas:

● Mandatory Closures. In response to the pandemic, many states and localities implemented mandatory closures of, or limitations to, businesses to prevent the spread of COVID-19; this impacted the Company’s operations. More recently, the mandatory closures that impacted the Company’s operations were lifted and the Company resumed full operations, albeit subject to various COVID-19 related precautions and changes in local infection rates. The Company’s ability to generate revenue would be materially impacted by any future shut down of its operations.

● Customer Impact. While the Company has not experienced an overall downturn in demand for its products in connection with the pandemic, if its customers become ill with COVID-19, are forced to quarantine, decide to self-quarantine or not to visit stores where its products may be sold or distribution points to observe “social distancing”, it may have material negative impact on demand for its products while the pandemic continues. While the Company has implemented measures, to reduce infection risk to its customers, regulators may not permit such measures, or such measures may not prevent a reduction in demand.

● Supply Chain Disruption. The Company relies on third party suppliers for equipment and services to produce its products and keep its operations going. If its suppliers are unable to continue operating due to mandatory closures or other effects of the pandemic, it may negatively impact its own ability to continue operating. At this time, the Company has not experienced any failure to secure critical supplies or services. However, disruptions in the Company’s supply chain may affect its ability to continue certain aspects of the Company’s operations or may significantly increase the cost of operating its business and significantly reduce its margins.

● Staffing Disruption. The Company is, for the time being, implementing among its staff where feasible “social distancing” measures recommended by such bodies as the Centers for Disease Control (CDC), the Presidential Administration, as well as state and local governments. The Company has cancelled non-essential travel by employees, implemented remote meetings where possible, and permitted all staff who can work remotely to do so. For those whose duties require them to work on-site, measures have been implemented to reduce infection risk, such as reducing contact with customers, mandating additional cleaning of workspaces and hand disinfection, providing masks and gloves to certain personnel, and contact tracing following reports of employee infection. Nevertheless, despite such measures, the Company may find it difficult to ensure that its operations remain staffed due to employees falling ill with COVID-19, becoming subject to quarantine, or deciding not to come to come to work on their own volition to avoid infection. At certain locations, the Company has experienced increased absenteeism due to increased COVID-19 infection rates in certain locales. If such absenteeism increases, the Company may not be able, including through replacement and temporary staff, to continue to operate at desired levels in some or all locations.

● Regulatory Backlog. Regulatory authorities, including those that oversee the cannabis industry on the state level, are heavily occupied with their response to the pandemic. These regulators as well as other executive and legislative bodies in the states in which the Company operates may not be able to provide the level of support and attention to day-to-day regulatory functions as well as to needed regulatory development and reform that they would otherwise have provided. Such regulatory backlog may materially hinder the development of the Company’s business by delaying such activities as product launches, facility openings and approval of business acquisitions, thus materially impeding development of its business. The Company is actively addressing the risk to business continuity represented by each of the above factors through the implementation of a broad range of measures throughout its structure and is reassessing its response to the COVID-19 pandemic on an ongoing basis. The above risks individually or collectively may have a material impact on the Company’s ability to generate revenue. Implementing measures to remediate the risks identified above may materially increase the Company’s costs of doing business, reduce its margins and potentially result in losses. While the Company has not to date experienced any overall material negative impact on its operations or financial results related to the impact of the pandemic, so long as the pandemic and measures taken in response to the pandemic are not abated, substantial risk of such impact remains, which could negatively impact the Company’s ability to generate revenue and/or profits, raise capital and complete its development plans.

• Limited availability of vaccine. On December 11, 2020, the federal Food and Drug Administration (FDA) issued an emergency use authorization (EUA) for the Pfizer BioN-Tech COVID-19 vaccine, the first such approval. Additional EUAs were issued on December 18, 2020 for a vaccine created by Moderna, and on February 27, 2021 for a vaccine created by Janssen Biotech (a Johnson & Johnson affiliate). As of April 4, 2021, the CDC reports that approximately 168 million doses of the various vaccines have been administered in the U.S., although both the Pfizer and Moderna vaccines require the administration of two doses for full effectiveness. On March 2, 2021, President Biden stated that the U.S. will have sufficient vaccine supply for all adults by the end of May 2021. Actual delivery of the vaccines to individuals, however, is controlled by state and local governments using various prioritization criteria and states continue to impose activity limitations and other precautions on businesses during this period until the vaccine is widely disseminated. In addition, there can be no assurance of when the Company’s employees in any particular jurisdiction will be able to access the vaccine. Moreover, there can be no assurance that all employees will choose to avail themselves of the vaccine or, if so, when they will choose to do so. The same applies to the Company’s, customers, regulators, and suppliers. Consequently, the COVID-19 risk factors described above continue to be applicable.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the interim period ended March 31, 2021.

Please see our Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 9, 2021, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

The Company’s revenue was $307,375 for the three months ended March 31, 2021, compared to $456,158 for the three months ended March 31, 2020. The decrease in revenue for the three months ended March 31, 2021 versus the three months ended March 31, 2020 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC. Revenue, by class, is as follows:

	For the three months ended
	March 31,
	2021	2020
Revenues:
Rental income (i)	$19,861	$22,499
Management income (ii)	202,951	306,112
Equipment lease income (ii)	84,563	127,547
Total	$307,375	$456,158

(i)	The rental income is from the Company’s THC Park.

(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company.

Operating Expenses

Direct costs of revenues were $- and $472,770 for the three months ended March 31, 2021 and 2020, respectively.

	For the three months ended
Direct costs of revenue:	March 31,
	2021	2020
Management and equipment lease income	$-	$472,770
Total	$-	$472,770

The direct costs of revenue of $- for the three months ended March 31, 2020 is attributable to: labor, compliance, testing and others related expenses – all of which are directly related to the Consulting and Equipment Lease Agreements with the Licensed Operator.

General and administrative

For the three months ended March 31, 2021, our general and administrative expenses were $2,819,926 compared to $1,038,681 for the three months ended March 31, 2020, resulting in an increase of $1,781,245. The increase was largely attributable to expanding employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the three months ended March 31, 2021, our other income/(expense) were $9,836,205 compared to ($44,401) for the three months ended March 31, 2020, resulting in an increase in other income of $9,880,606. The increase was largely attributable to the Company’s liquidation of its marketable securities held for sale.

Net Income (Loss)

Net income attributable to common shareholders was $7,226,184 for the three months ended March 31, 2021, compared to a net loss of $1,210,532 for the three months ended March 31, 2020. The increase in net income for the three months ended March 31, 2021 as compared to the same period in 2020 is largely attributable to the Company’s liquidation of its marketable securities held for sale.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended March 31, 2021 and 2020:

	2021	2020
Cash Flows:

Net cash provided by operating activities	(2,735,731)	(53,395)
Net cash provided by investing activities	11,223,965	-
Net cash provided by financing activities	(1,177,728)	68,156

Net increase (decrease) in cash	7,310,506	14,761
Cash at beginning of period	117,536	22,932

Cash at end of period	$7,428,042	$37,693

The Company had cash of $7,428,042 at March 31, 2021 compared with cash of $37,693 at March 31, 2020.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021, was $2,735,731 versus $53,395 for the three months ended March 31, 2020. The increase in cash used in operating activities in 2021 included net income of $7,226,184 offset by a gain on sale of cost method investments of $9,857,429 and gain on sale of assets on $260,141.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2021, was $11,223,965 as compared to $- for the three months ended March 31, 2020. The increase in cash provided by investing activities in 2021 is attributable to the proceeds from the sale of its marketable securities held for sale related to the sale of the Company’s equity holding in the common stock of Healthier Choice Management Corporation (“HCMC”).

Financing Activities

Net cash (used in) provided by financing activities during the three months ended March 31, 2021, was ($1,177,728) as compared to $68,156 for the three months ended March 31, 2020. The decrease in cash flow from financing activities for the three months ended March 31, 2021 is largely attributable to repayment on notes payable of $1,527,728.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2021 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

DGMD Complaint

On March 19, 2021, a Complaint was filed against the Company, Jim Mueller, John Mueller, MachNV, LLC, Acres Cultivation, Paris Balaouras, Dimitri Deslis, ATG Holdings, LLC and Curaleaf, Inc. (collectively, the “Defendants”) by DGMD Real Estate Investments, LLC, ARMPRO, LLC, Zhang Springs LV, LLC, Prodigy Holdings, LLC and Green Organics, LLC (collectively, the “Plaintiffs”) in the District Court of Clark County, Nevada.

In the Complaint, the Plaintiffs allege that the Defendants: (i) intended to fraudulently obtain money from the Plaintiffs in order to put that money towards the Acres dispensary and to make Acres look more appealing to potential buyers as well as pay off Defendants’ agents, and (ii) the Defendants acted together in order to find investors to invest money into the Acres and MJ Holdings “Investment Schemes”, and (iii) the Defendants intended to fraudulently obtain Plaintiffs’ money for the purpose of harming the Plaintiffs to benefit the Defendants, and (iv) the Defendants committed unlawful fraudulent misrepresentation in the furtherance of the agreement to defraud the Plaintiffs. The Plaintiffs allege that damages are in excess of $15,000.

As the complaint pleads only the statutory minimum of damages, the Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit as to liability and otherwise deminimis as to damages. Thus, the Company does not expect this matter to have a material effect on the Company’s consolidated financial position or its results of operations. The Company will vigorously defend itself against this action and has filed an appropriate and timely answer to the Complaint including a lengthy and comprehensive series of affirmative defenses and liability and damage avoidances.

Tierney Arbitration

On March 9, 2021, Terrence Tierny, the Company’s former President and Secretary, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,084.67 for deferred business compensation, business compensation, expenses paid on behalf of the Company, accrued vacation and severance pay.

On April 7, 2021, the Company made payment against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock

On March 8, 2021, the Company issued 526,216 shares of common stock in satisfaction of $100,000 principal and all accrued interest for a note payable to a related party as per the terms of the Debt Conversion and Stock Purchase Agreement dated January 14, 2021.

On March 8, 2021, the Company issued 263,158 shares of common stock to a related party for the purchase of $50,000 of common stock as per the terms of the Debt Conversion and Stock Purchase Agreement dated January 14, 2021.

On March 29, 2021, the Company issued 225,000 shares of common stock to a consultant as per the terms of the Consulting Agreement dated February 25, 2021.

On April 24, 2021, the Company issued 1,000,000 shares of common stock as per the terms of the Termination Agreement with Blue Sky Companies, LLC and Let’s Roll Nevada, LLC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.10	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.13	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.14+	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.15+	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.16+	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.17	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.18	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.19	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.20	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.21	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.22	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.23	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.24	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.25	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.26+	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.27	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.28	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.29	Revenue Participation Rights Agreement No. 1 dated December 8, 2020 (previously filed on Form 10-Q as filed with the SEC on January 15, 2021)
10.30	Amendment to Consulting Agreement dated December 14, 2020 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.31	Common Stock Warrant Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.32	Letter of Intent between MJ Holdings, Inc. and MJ Distributing, Inc. dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.33	Debt Conversion and Stock Purchase Agreement entered into between MJ Holdings, Inc. and David Dear dated January 14, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.34	Notice of Termination dated January 21, 2021 (previously filed on Form 8-K as filed with the SEC on January 27, 2021)
10.35	Cultivation and Sales Agreement between MJ Holdings, Inc. and MKC Development Group, LLC dated January 22, 2021 (previously filed on Form 8-K as filed with the SEC on February 1, 2021)
10.36	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.37	Promissory Note between MJ Holdings, Inc. and Pyrros One, LLC dated January 12, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.38	Stock Purchase Agreement between MJ Holdings, Inc. and ATG Holdings, LLC dated February 17, 2020 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.39	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated February 25, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.40	Convertible Promissory Note between GeneRx and MJ Holdings, Inc. dated March 12, 2021 (previously filed on Form 8-K as filed with the SEC on March 19, 2021)
10.41	Termination Agreement between the Company, Blue Sky Companies, LLC and Let’s Roll Nevada, LLC dated March 24, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.42	Cultivation and Sales Agreement between MJ Holdings, Inc. and Natural Green, LLC dated March 26, 2021 (previously filed on Form 8-K as filed with the SEC on April 12, 2021)
10.43*	Cooperation and Release Agreement Richard S. Groberg, RSG Advisors, LLC and MJ Holdings, Inc. dated May 12, 2021
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Interim Chief Executive Officer
(Principal Executive Officer)
Date:	May 18, 2021

