Form 10-Q/A
period 2021-03-31
MJ Holdings, Inc.
filed 2021-08-23
CIK 1456857

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

2580 S. Sorrel St., Las Vegas, NV 89146

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

As of August 20, 2021, there were 70,628,015 shares of our Common Stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (the “SEC”) by MJ Holdings, Inc. (the “Company”) on May 18, 2021 (the “Original 10-Q”) to restate our unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2021 and to amend related disclosures.

Background of the Restatement

In the original Form 10-Q, the Company failed to properly account for pre~~-~~paid royalties from its Cultivation and Sales Agreements and cash paid out as deposits on a Membership Interest Purchase Agreement. Management has determined that the pre~~-~~paid royalties should have been accounted for as contract liabilities, and the cash payments should have been accounted for as deposits on the Company’s balance sheet as of March 31, 2021. Additionally, the Company noticed that two months of Compliance and Security fees from the Acres Cultivation and Sales agreement should not have been accrued for due to the termination of said agreement during the three months ended March 31, 2021.

On August 11, 2021, the Board of Directors of MJ Holdings, Inc., a Nevada corporation (the “Company”) determined that (a) the Condensed Consolidated Balance Sheet as of March 31, 2021, (b) the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021, (c) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021, and (d) the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021, all as presented in the Company’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2021, as previously filed with the U.S. Securities and Exchange Commission on May 18, 2021, should not be relied upon.

Specifically, the amounts reported in the Condensed Consolidated Balance Sheet as of March 31, 2021 for current assets, total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. As a result, the net income and the basic and diluted income per common share were determined to be different. The Condensed Consolidated Statement of Changes in Stockholders’ Equity for the period ended March 31, 2021 with its net income and accumulated deficit are consequently affected. The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2021 also changed.

Impact of the Restatement

As a result of the restatement, reported net income increased by $13,999, or from $0.10 to $0.11 per basic and diluted share for the three months ended March 31, 20121. Current and total assets increased by $50,318 and $560,318 at March 31, 2021, respectively. Current and total liabilities increased by $546,319 and $546,319 at March 31, 2021, respectively. Accumulated deficit decreased by $13,999 at March 31, 2021.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

Item 1. Financial Statements

Item 2. Management Discussion & Analysis

MJ HOLDINGS, INC.

FORM 10-Q/A

FOR THE THREE MONTHS ENDED MARCH 31, 2021

i

USE OF MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q/A includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Quarterly Report on Form 10-Q/A are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Quarterly Report on Form 10-Q/A or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Quarterly Report on Form 10-Q/A to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Quarterly Report on Form 10-Q/A.

Solely for convenience, we refer to trademarks in this Quarterly Report on Form 10-Q/A without the ® or the ™ or symbols, but such references are not intended to indicate that we will not assert, to the fullest extent under applicable law, our rights to our own trademarks. Other service marks, trademarks and trade names referred to in this Quarterly Report on Form 10-Q/A, if any, are the property of their respective owners, although for presentational convenience we may not use the ® or the ™ symbols to identify such trademarks.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Quarterly Report on Form 10-Q/A, the terms “MJ Holdings” “we,” “us,” “our,” the “Company” and similar terms refer to MJ Holdings, Inc., a Nevada corporation, and all of our subsidiaries and affiliates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A for the period ended March 31, 2021 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q/A is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q/A is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q/A identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

This Quarterly Report on Form 10-Q/A also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q/A and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in consumer product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that we may be unable to maintain or grow sources of revenue; that we may be unable maintain profitability; that we may be unable to attract and retain key personnel; or that we may not be able to effectively manage, or to increase, our relationships with customers; that we may have unexpected increases in costs and expenses. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ii

PART I

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021,	December 31, 2020,
	(Unaudited) (As Restated)
ASSETS
Current assets
Cash	$7,478,360	$117,536
Accounts receivable	15,127	9,461
Prepaid expenses	822,812	713,782
Marketable securities – available for sale	-	150,000
Convertible note receivable	300,000	-
Other current assets	50,000	-
Total current assets	8,666,299	990,779

Property and equipment, net	2,801,885	4,115,675
Intangible assets	300,000	300,000
Deposits	874,817	64,817
Operating lease - right-of-use asset	1,959,713	1,979,181
Total non-current assets	5,936,415	6,499,673

Total assets	$14,602,714	$7,490,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,682,333	$2,382,779
Deposits	538,921	538,921
Other current liabilities	1,394,790	1,328,438
Contract liabilities	620,000	-
Current portion of notes payable – related party	-	300,405
Current portion of long-term notes payable	912,470	1,185,273
Operating lease obligation, short-term	241,466	241,466

Total current liabilities	5,389,980	5,977,282

Non-current liabilities
Long-term notes payable, net of current portion	167,205	921,723
Operating lease obligation, net of current portion	1,870,107	1,889,575
Deferred rent	-	-

Total non-current liabilities	2,037,312	2,811,298

Total liabilities	7,427,292	8,788,580

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 69,628,015 and 68,613,541 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	69,627	68,613
Additional paid-in capital	19,980,041	18,748,688
Common stock issuable	1,000	-
Subscription receivable	-	-
Accumulated deficit	(12,762,777)	(20,002,960)
Total stockholders’ equity (deficit) attributable to MJ Holdings, Inc.	7,287,891	(1,185,659)
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity (deficit)	7,175,422	(1,298,128)
Total liabilities and stockholders’ equity (deficit)	$14,602,714	$7,490,452

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2021	2020
	(As Restated)
Revenue, net	$307,375	$456,158

Operating expenses
Direct costs of revenue	-	472,770
General and administrative	2,805,927	1,038,681
Depreciation	97,470	111,746
Marketing and selling	-	(908)
Total operating expenses	2,903,397	1,622,289

Operating loss	(2,596,022)	(1,166,131)

Other income (expense)
Interest expense	(17,227)	(48,987)
Interest income	4,662	4,586
Miscellaneous expense	(4,586)	-
Loss on conversion of related party note payable	(310,526)	-
Gain on sale of marketable securities	9,857,429	-
Gain on sale of commercial building	260,141	-
Other income	46,312	-
Total other income (expense)	9,836,205	(44,401)

Net income (loss) before income taxes	7,240,183	(1,210,532)
Provision for income tax	-	-
Net income (loss)	$7,240,183	$(1,210,532)
Income attributable to non-controlling interest	-	(2,262)
Net income (loss) attributable to common shareholders	7,240,183	(1,208,270)
Net loss per common share - basic and diluted	$0.11	$(0.02)

Weighted average number of shares outstanding - basic	68,877,240	65,573,114
Weighted average number of shares outstanding - diluted	69,097,364	65,573,114

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For three months ended March 31, 2021 (Unaudited):

	Common Stock Issuable		Common Stock		Additional paid in	Subscription	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total
Balance at January 1, 2021	-	$-	68,613,541	$68,613	$18,748,688	$-	$(112,469)	$(20,002,960)	$(1,298,128)
Common stock to be issued for termination of rights participation agreement	1,000,000	1,000	-	-	629,000	-	-	-	630,000
Issuance of common stock for services	-	-	225,000	225	134,775	-	-	-	135,000
Issuance of common stock for cash	-	-	263,158	263	49,737	-	-	-	50,000
Issuance of common stock for loan payable conversion	-	-	526,316	526	410,000	-	-	-	410,526
Stock based compensation	-	-	-	-	7,841	-	-	-	7,841
Net loss for the period ended March 31, 2021	-	-	-	-	-	-	-	7,240,183	7,240,183
Balance at March 31, 2021 (As Restated)	1,000,000	$1,000	69,628,015	$69,627	$19,980,041	$-	$(112,469)	$(12,762,777)	$7,175,422

For three months ended March 31, 2020 (Unaudited):

	Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Non Controlling	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Amount
Balance at January 1, 2020	18,562	$19	65,436,449	$65,436	$18,177,723	$10,000	$(103,956)	$(16,038,345)	$2,110,877
Issuance of common stock for services	-	-	281,251	281	55,969	-	-	-	56,250
Issuance of common stock for conversion of debt and interest	(18,562)	(19)	18,562	19	-	-	-	-	-
Net loss for the period ended March 31, 2020	-	-	-	-	-	-	(2,262)	(1,208,270)	(1,210,532)
Balance at March 31, 2020	-	$-	65,736,262	$65,736	$18,233,692	$10,000	$(106,218)	$(17,246,615)	$956,595

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2021 (As Restated)	2020
Cash Flows from Operating Activities
Net income (loss)	$7,240,183	$(1,210,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	19,468	52,667
Common stock issued for prepaid services	135,000	56,250
Depreciation	97,470	111,746
Gain on sale of cost method investments	(9,857,429)	-
Gain on sale of commercial building	(260,141)	-
Stock based compensation	7,841	-
Common stock to be issued for termination of rights participation agreement	630,000	-
Expenses paid on behalf of Company	-	36,405
Loss on conversion of related party note payable	310,526	-
Changes in operating assets and liabilities:
Accounts receivable	(5,666)	(8,760)
Prepaid expenses and prepaid inventory	(810,000)	137,460
Deposits	(700,444)	-
Accounts payable and accrued liabilities	(672,445)	205,528
Customer deposits	-	5,212
Other current assets	(50,000)	156,229
Other current liabilities	66,352	462,694
Operating lease liability	(19,468)	(58,294)
Net cash used in operating activities	(2,685,338)	(53,395)

Cash Flows from Investing Activities
Purchase of property and equipment	(111,039)	-
Proceeds from sale of commercial building	1,627,500	-
Purchase of marketable securities	(200,000)	-
Proceeds from the issuance of convertible note receivable	(300,000)	-
Proceeds from the sale of marketable securities	10,207,429	-
Net cash used in investing activities	11,223,890	-

Financing activities
Proceeds from notes payable	300,000	74,000
Repayment of notes payable	(1,527,728)	(5,844)
Proceeds from common stock issued for cash	50,000	-
Net cash provided by (used in) financing activities	(1,177,728)	68,156

Net change in cash	7,360,824	14,761

Cash, beginning of period	117,536	22,932

Cash, end of period	$7,478,360	$37,693

Supplemental disclosure of cash flow information:
Interest paid	$72,684	$18,501
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for prior period debt conversion	$-	$19
Issuance of stock for conversion of related party note payable	$100,000	$-

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

Other Current Liabilities

The Company’s other current liabilities consisted of amounts due under the management agreement and performance guarantee with Acres Cultivation, LLC. As of March 31, 2021 and December 31, 2020, other current liabilities were $1,394,790 and $1,328,438, respectively.

Contract Balances

The Company receives payments for new Cultivation and Sales Agreements (the “Agreements”) upon signing and defers revenue recognition for these payments until certain milestones are met as per the terms of the Agreements. These payments represent contract liabilities and are recorded as such on the balance sheet. As of March 31, 2021 and December 31, 2021, the Company had $620,000 and $0 contract liabilities, respectively.

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

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $12,762,777 as of March 31, 2021. The Company had negative cash flows from operations of $2,685,338 for the three months ended March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Common Stock Issuances

For the three months ended March 31, 2021, the Company issued and/or sold the following unregistered securities:

For the three months ended March 31, 2021

On March 8, 2021, the Company issued 526,316 shares of common stock in satisfaction of $100,000 principal and all accrued interest for a note payable to a related party as per the terms of the Debt Conversion and Stock Purchase Agreement dated January 14, 2021.

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

Note 14- Restatement of Previously Reported Unaudited Condensed Consolidated Quarterly Financial Statements

Background of the Restatement

In the original Form 10-Q, the Company failed to properly account for pre~~-~~paid royalties from its Cultivation and Sales Agreements and cash paid out as deposits on a Membership Interest Purchase Agreement. Management has determined that the pre~~-~~paid royalties should have been accounted for as contract liabilities, and the cash payments should have been accounted for as deposits on the Company’s balance sheet as of March 31, 2021. Additionally, the Company noticed that two months of Compliance and Security fees from the Acres Cultivation and Sales agreement should not have been accrued for due to the termination of said agreement during the three months ended March 31, 2021.

On August 11, 2021, the Board of Directors of MJ Holdings, Inc., a Nevada corporation (the “Company”) determined that (a) the Consolidated Balance Sheet as of March 31, 2021, (b) the Consolidated Statement of Operations for the three months ended March 31, 2021, (c) the Statement of Stockholders’ Equity for the three months ended March 31, 2021, and (d) the Consolidated Statement of Cash Flows for the three months ended March 31, 2021, all as presented in the Company’s Quarterly Report on Form 10-Q for the Period Ended March 31, 2021, as previously filed with the U.S. Securities and Exchange Commission on May 18, 2021, should not be relied upon.

Specifically, the amounts reported in the Consolidated Balance Sheet as of March 31, 2021 for current assets, total assets, current liabilities, and consequently total liabilities and total stockholders’ equity, were determined to be materially different. As a result, the net income and the basic and diluted income per common share were determined to be different. The Statement of Stockholders’ Equity for the period ended March 31, 2021 with its net income and accumulated deficit are consequently affected. The Consolidated Statement of Cash Flows for the three months ended Mach 31, 2021 also changed.

Impact of the Restatement

As a result of the restatement, reported net income increased by $13,999, or from $0.10 to $0.11 per basic and diluted share for the three months ended March 31, 20121. Current and total assets increased by $50,318 and $560,318 at March 31, 2021, respectively. Current and total liabilities increased by $546,319 and $546,319 at March 31, 2021, respectively. Accumulated deficit decreased by $13,999 at March 31, 2021.

Unaudited Condensed Consolidated Balance Sheet

	March 31, 2021 As Reported	Corrections	March 31, 2021 As Restated	% effect of misstatements
Total Current Assets	8,615,981	50,318	8,666,299	0.58%
Total Assets	14,042,396	560,318	14,602,714	3.99%
Total Current Liabilities	4,843,661	546,319	5,389,980	11.28%
Total Liabilities	6,880,973	546,319	7,427,292	7.94%
Accumulated Deficit	(12,776,776)	13,999	(12,762,777)	-0.11%
Stockholder’s Equity	7,161,423	13,999	7,175,422	0.20%

Unaudited Condensed Consolidated Statement of Operations

	Three months ended March 31, 2021 As Reported	Corrections	Three months ended March 31, 2021 As Restated	% effect of misstatements
Net Income	7,226,184	13,999	7,240,183	0.19%
Basic and Diluted Income Per Common Share	0.10	0.01	0.11	10.00%

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

	March 31, 2021 As Reported	Corrections	March 31, 2021 As Restated	% effect of misstatements
Net Income	7,226,184	13,999	7,240,183	0.19%
Accumulated Deficit	(12,776,776)	13,999	(12,762,777)	-0.11%

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

19

●

an agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agrees to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 (a total of $810,000 was paid as of March 31, 2021, of which, $210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 shall be deposited on or before April 12, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

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

General and administrative

For the three months ended March 31, 2021, our general and administrative expenses were $2,805,927 compared to $1,038,681 for the three months ended March 31, 2020, resulting in an increase of $1,767,246. The increase was largely attributable to expanding employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the three months ended March 31, 2021, our other income/(expense) were $9,836,205 compared to ($44,401) for the three months ended March 31, 2020, resulting in an increase in other income of $9,880,606. The increase was largely attributable to the Company’s liquidation of its marketable securities held for sale.

Net Income (Loss)

Net income attributable to common shareholders was $7,240,183 for the three months ended March 31, 2021, compared to a net loss of $1,210,532 for the three months ended March 31, 2020. The increase in net income for the three months ended March 31, 2021 as compared to the same period in 2020 is largely attributable to the Company’s liquidation of its marketable securities held for sale.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended March 31, 2021 and 2020:

	2021	2020
Cash Flows:

Net cash provided by operating activities	(2,685,338)	(53,395)
Net cash provided by investing activities	11,223,890	-
Net cash provided by financing activities	(1,177,728)	68,156

Net increase (decrease) in cash	7,360,824	14,761
Cash at beginning of period	117,536	22,932

Cash at end of period	$7,478,360	$37,693

The Company had cash of $7,478,360 at March 31, 2021 compared with cash of $37,693 at March 31, 2020.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021, was $2,685,338 versus $53,395 for the three months ended March 31, 2020. The increase in cash used in operating activities in 2021 included net income of $7,240,183 offset by a gain on sale of cost method investments of $9,857,429 and gain on sale of assets on $260,141.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2021, was $11,223,890 as compared to $- for the three months ended March 31, 2020. The increase in cash provided by investing activities in 2021 is attributable to the proceeds from the sale of its marketable securities held for sale related to the sale of the Company’s equity holding in the common stock of Healthier Choice Management Corporation (“HCMC”).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock

On March 8, 2021, the Company issued 526,316 shares of common stock in satisfaction of $100,000 principal and all accrued interest for a note payable to a related party as per the terms of the Debt Conversion and Stock Purchase Agreement dated January 14, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.10	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.13	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.14+	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.15+	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.16+	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.17	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.18	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.19	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.20	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.21	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.22	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.23	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.24	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.25	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.26+	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.27	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.28	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.29	Revenue Participation Rights Agreement No. 1 dated December 8, 2020 (previously filed on Form 10-Q as filed with the SEC on January 15, 2021)
10.30	Amendment to Consulting Agreement dated December 14, 2020 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.31	Common Stock Warrant Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.32	Letter of Intent between MJ Holdings, Inc. and MJ Distributing, Inc. dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.33	Debt Conversion and Stock Purchase Agreement entered into between MJ Holdings, Inc. and David Dear dated January 14, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.34	Notice of Termination dated January 21, 2021 (previously filed on Form 8-K as filed with the SEC on January 27, 2021)
10.35	Cultivation and Sales Agreement between MJ Holdings, Inc. and MKC Development Group, LLC dated January 22, 2021 (previously filed on Form 8-K as filed with the SEC on February 1, 2021)
10.36	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.37	Promissory Note between MJ Holdings, Inc. and Pyrros One, LLC dated January 12, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.38	Stock Purchase Agreement between MJ Holdings, Inc. and ATG Holdings, LLC dated February 17, 2020 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.39	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated February 25, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.40	Convertible Promissory Note between GeneRx and MJ Holdings, Inc. dated March 12, 2021 (previously filed on Form 8-K as filed with the SEC on March 19, 2021)
10.41	Termination Agreement between the Company, Blue Sky Companies, LLC and Let’s Roll Nevada, LLC dated March 24, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.42	Cultivation and Sales Agreement between MJ Holdings, Inc. and Natural Green, LLC dated March 26, 2021 (previously filed on Form 8-K as filed with the SEC on April 12, 2021)
10.43	Cooperation and Release Agreement Richard S. Groberg, RSG Advisors, LLC and MJ Holdings, Inc. dated May 12, 2021 (previously filed on Form 10-Q as filed with the SEC on May 8, 2021)
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Interim Chief Executive Officer
(Principal Executive Officer)
Date:	August 23, 2021

