Form 10-Q
period 2021-09-30
MJ Holdings, Inc.
filed 2021-11-22
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MJNE	OTCQB Marketplace

As of November 22, 2021 there were 71,078,333 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosure About Market Risk	30
Item 4. Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Mine Safety Disclosures	32
Item 5. Other Information	32
Item 6. Exhibits	33
EXHIBIT INDEX	33

SIGNATURES	34

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2021 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

ii

PART I

INDEX TO FINANCIAL STATEMENTS

Page Number

Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements	5

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$5,778,243	$117,536
Accounts receivable	24,969	9,461
Prepaid expenses	421,742	421,742
Marketable securities – available for sale	-	150,000
Convertible note receivable	500,000	-
Total current assets	6,724,954	698,739

Property and equipment, net	2,900,106	4,447,715
Intangible assets	-	300,000
Deposits	1,036,184	64,817
Operating lease - right-of-use asset	789,729	1,979,181
Total non-current assets	4,726,019	6,791,713

Total assets	$11,450,973	$7,490,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,661,004	$2,382,779
Deposits	-	538,921
Other current liabilities	-	1,328,438
Contract liabilities	1,621,112	-
Income taxes payable	277,000	-
Current portion of notes payable – related party	-	300,405
Current portion of long-term notes payable	876,125	1,185,273
Current portion of operating lease obligation	79,350	241,466

Total current liabilities	4,514,591	5,977,282

Non-current liabilities
Long-term notes payable, net of current portion	-	921,723
Operating lease obligation, net of current portion	710,379	1,889,575

Total non-current liabilities	710,379	2,811,298

Total liabilities	5,224,970	8,788,580

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 71,078,333 and 68,613,541 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	71,077	68,613
Additional paid-in capital	20,182,911	18,748,688
Common stock issuable	129	-
Accumulated deficit	(13,915,645)	(20,002,960)
Total stockholders’ equity (deficit) attributable to MJ Holdings, Inc.	6,338,472	(1,185,659)
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity (deficit)	6,226,003	(1,298,128)
Total liabilities and stockholders’ equity (deficit)	$11,450,973	$7,490,452

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue, net	$19,580	$173,541	$535,961	$696,613

Operating expenses
Direct costs of revenue	-	10,332	40,590	550,530
General and administrative	583,516	390,546	5,356,540	1,888,273
Depreciation	91,781	112,973	286,038	336,462
Marketing and selling	47,763	248	55,643	7,040
Total operating expenses	723,060	514,099	5,738,811	2,782,305

Operating loss	(703,480)	(340,558)	(5,202,850)	(2,085,692)

Other income (expense)
Interest expense	(44,241)	(28,975)	(76,549)	(127,352)
Interest income	4,586	4,586	13,884	13,759
Miscellaneous expense	-	-	(9,173)	-
Loss on conversion of related party note payable	-	-	(310,526)	-
Loss on impairment of investment	-	(1,086)	-	(10,259)
Gain on sale of marketable securities	-	-	9,857,429	-
Gain on disposal of subsidiary	337,551	-	337,551	-
Gain on sale of commercial building	-	-	260,141	-
Other income	88,888	-	1,494,408	-
Total other income (expense)	386,784	(25,475)	11,567,165	(123,852)

Net income (loss) before income taxes	(316,696)	(366,033)	6,364,315	(2,209,544)
Provision for income taxes	-	-	277,000	-
Net income (loss)	$(316,696)	$(366,033)	$6,087,315	$(2,209,544)

Loss (gain) attributable to non-controlling interest	-	(1,646)	-	(6,775)

Net income (loss) attributable to common stockholders	$(316,696)	$(364,387)	$6,087,315	$(2,202,769)

Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.00)	$(0.01)	$0.09	$(0.03)

Weighted average number of shares outstanding:
Basic	70,094,440	65,756,262	70,210,204	65,694,138
Diluted	70,094,440	65,756,262	70,411,715	65,694,138

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended September 30, 2021 and 2020 (Unaudited):

	Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at June 30, 2021	198,539	$199	70,660,015	$70,660	$20,084,895	-	$(112,469)	$(13,598,949)	$6,444,336
Issuance of common stock for services	-	-	302,333	302	73,687	-	-	-	73,989
Common stock to be issued for director compensation	(70,985)	(70)	115,985	115	24,329	-	-	-	24,374
Net loss for the period ended September 30, 2021	-	-	-	-	-	-	-	(316,696)	(316,696)
Balance at September 30, 2021	127,554	$129	71,078,333	71,077	$20,182,911	$-	$(112,469)	$(13,915,645)	$6,226,003

Balance at June 30, 2020	-	$-	65,756,262	$65,756	$18,243,672	$-	$(109,085)	$(17,876,727)	$323,616
Stock subscription payable	-	-	-	-	-	124,535	-	-	124,535
Net loss for the period ended September 30, 2020	-	-	-	-	-	-	(1,646)	(364,387)	(366,033)
Balance at September 30, 2020	-	$-	65,756,262	$65,756	$18,243,672	$124,535	$(110,731)	$(18,241,114)	$82,118

For the nine months ended September 30, 2021 and 2020 and(Unaudited):

	Common Stock Issuable		Common Stock		Additional paid-in	Subscription	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at January 1, 2021	-	-	68,613,541	68,613	18,748,688	-	(112,469)	(20,002,960)	(1,298,128)
Issuance of common stock for services	-	-	559,333	560	222,829	-	-	-	223,389
Issuance of common stock for cash	-	-	263,158	263	49,737	-	-	-	50,000
Issuance of common stock for loan payable conversion	-	-	526,316	526	410,000	-	-	-	410,526
Issuance of common stock as per terms of Termination Agreement	-	-	1,000,000	1,000	629,000	-	-	-	630,000
Common stock to be issued for director compensation	127,554	129	115,985	115	122,657	-	-	-	122,901
Net income for the period ended September 30, 2021	-	-	-	-	-	-	-	6,087,315	6,087,315
Balance at September 30, 2021	127,554	$129	71,078,333	$71,077	$20,182,911	$-	$(112,469)	$(13,915,645)	$6,226,003

Balance at January 1, 2020	18,562	$19	65,436,449	$65,436	$18,177,723	$10,000	$(103,956)	$(16,038,345)	$2,110,877
Issuance of common stock for services	-	-	281,251	281	55,969	-	-	-	56,250
Issuance of common stock for conversion of debt and interest	(18,562)	(19)	18,562	19	-	-	-	-	-
Issuance of common stock for stock subscriptions payable	-	-	20,000	20	9,980	(10,000)	-	-	-
Stock subscription payable	-	-	-	-	-	124,535	-	-	124,535
Net loss for the period ended September 30, 2020	-	-	-	-	-	-	(6,775)	(202,769)	(2,209,544)
Balance at September 30, 2020	-	$-	65,756,262	$65,756	$18,243,672	$124,535	$(110,731)	$(18,241,114)	$82,118

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$6,087,315	$(2,209,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	83,717	106,207
Expenses paid on behalf of the Company	-	36,405
Common stock issued for prepaid services	135,000	-
Depreciation	286,038	336,462
Gain on sale of marketable securities	(9,857,429)	-
Gain on disposition of assets	(337,460)	-
Provision for income taxes	277,000	-
Gain on sale of assets	(364,877)	-
Stock based compensation	122,772	-
Common stock issued for services	88,389	56,250
Common stock to be issued for wages payable	129	-
Common stock to be issued for termination of rights participation agreement	630,000	-
Loss on conversion of related party note payable	310,526	-
Reserve on impairment	-	10,259
Changes in operating assets and liabilities:
Accounts receivable	(15,508)	(15,922)
Prepaid expenses	-	137,960
Deposits	(1,010,000)	-
Accounts payable and accrued liabilities	(606,805)	776,732
Contract liabilities	1,621,112	-
Other current assets	-	156,229
Other current liabilities	(1,328,438)	432,006
Operating lease liability	(89,348)	(177,088)
Net cash used in operating activities	(3,967,867)	(202,123)

Cash Flows from Investing Activities
Purchase of property and equipment	(125,077)	(35,477)
Proceeds from sale of commercial building	1,627,500	-
Purchase of marketable securities	(200,000)	-
Issuance of convertible note receivable	(500,000)	-
Proceeds from the sale of marketable securities	10,207,429	-
Net cash provided by investing activities	11,009,852	(35,477)

Financing activities
Proceeds from notes payable	300,000	-
Proceeds from notes payable – related party	-	164,000
Repayment of notes payable	(1,731,278)	(65,482)
Proceeds from common stock issued for cash	50,000	-
Proceeds from stock subscription payable	-	124,535
Net cash provided by (used in) financing activities	(1,381,278)	223,053

Net change in cash	5,660,707	(14,547)

Cash, beginning of period	117,536	22,932

Cash, end of period	$5,778,243	$8,385

Supplemental disclosure of cash flow information:
Interest paid	$110,918	$53,919
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for prior period debt conversion	$-	$19
Issuance of stock for conversion of related party note payable	$100,000	$-
Common stock issued for stock subscriptions payable	$-	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

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

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of Red Earth, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. On September 2, 2021, the Company received approval of the Termination Agreement from the CCB. Please see Note 6 — Intangible Assets and Note 11 — Gain on Disposal of Subsidiary for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 1 — Nature of the Business (continued)

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Icon Management, LLC, Condo Highrise Management, LLC, Prescott Management, LLC and its majority owned subsidiary, Alternative Hospitality, Inc. Inter-company balances and transactions have been eliminated in consolidation.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 1 — Note 2 — Summary of Significant Accounting Policies (continued)

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

The Company, at various times throughout the year, had cash in financial institutions in excess of Federally insured limits. At September 30, 2021, the Company had $5,528,243 in excess. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its credit balances.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Nine Months Ended September 30, 2021 and 2020

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

As of September 30, 2021 and December 31, 2020, the Company’s investment in marketable securities – available for sale was determined to be a level 1 investment.

	September 30, 2021	December 31, 2020
Marketable securities	-	150,000
Total	$-	$150,000

On February 17, 2021, the Company entered into a Stock Purchase Agreement (the “Agreement”) with ATG Holdings, LLC (the “ATG”). Under the terms of the Agreement, the Company purchased 1,500,000,000 shares of common stock of Healthier Choices Management Corp (“HCMC”) from ATG for the purchase price of $200,000. The transaction closed on February 19, 2021.

During the nine months ended September 30, 2021, the Company liquidated its marketable securities that it received in the Stock Exchange Agreement with HCMC dated August 13, 2018 and the shares of HCMC that it received under the Agreement with ATG.

The net proceeds received by the Company for the sale of the marketable securities were $9,857,429 that was recorded as a gain on sale of investment for the nine months ended September 30, 2021.

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

	September 30, 2021	December 31, 2020
Accounts receivable	$64,487	$23,675
Less allowance	(39,518)	(12,000)
Net accounts receivable	$24,969	$11,675

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments are netted against the carrying amount of the debt instrument, and charged to interest expense over the term of the loan.

Inventory

Inventory is comprised of raw materials, finished goods and work-in-process such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis, including but not limited to labor, utilities, nutrition and supplies, are capitalized into inventory until the time of harvest. All direct and indirect costs related to inventory are capitalized when incurred, and subsequently classified to cost of goods sold in the Consolidated Statements of Operations. Work-in-process is stated at the lower of cost or net realizable value, determined using the weighted average cost. Raw materials and finished goods inventory is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. Net realizable value is determined as the estimated selling price in the ordinary course of business less estimated costs to sell. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventory is written down to net realizable value. Packaging and supplies are initially valued at cost. The reserve estimate for excess and obsolete inventory is based on expected future use. The reserve estimates have historically been consistent with actual experience as evidenced by actual sale or disposal of the goods.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

Property and equipment are depreciated over their estimated useful lives as follows:

Buildings	12 years
Land	Not depreciated
Construction in progress	Not depreciated
Leasehold Improvements	Lessor of lease term or 5 years
Machinery and Equipment	5 years
Furniture and Fixtures	5 years

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $9,173 and $18,345 for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.

Other Current Liabilities

The Company’s other current liabilities consisted of amounts due under the management agreement and performance guarantee with Acres Cultivation, LLC. As of September 30, 2021 and December 31, 2020, other current liabilities were $- and $1,328,438, respectively.

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

For the Nine Months Ended September 30, 2021 and 2020

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

	For the nine months ended
	September 30,
	2021	2020
Revenues:
Rental income (i)	$59,749	$96,396
Management income (ii)	341,398	425,800
Equipment lease income (ii)	134,814	177,417
Total	$535,961	$696,613

(i)	The rental income is from the Company’s THC Park.

(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company does not anticipate that it will generate any further revenue under the Acres relationship.

Contract Balances

The Company receives payments for new Cultivation and Sales Agreements (the “Agreements”) upon signing and defers revenue recognition for these payments until certain milestones are met as per the terms of the Agreements. In addition, the Company sold its luxury suite at the Raiders Stadium and amortizes the income from this sale at each home game. These payments represent contract liabilities and are recorded as such on the balance sheet. As of September 30, 2021 and December 31, 2020, the Company had $1,621,112 and $0 contract liabilities, respectively.

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

For the Nine Months Ended September 30, 2021 and 2020

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

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation for the three and nine months ended September 30, 2021. The Company reclassified certain asset accounts (prepaid expenses and property and equipment) on its Balance Sheet. The reclassification had no impact on financial position, net income, or shareholder’s equity.

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $13,915,645 as of September 30, 2021. The Company had negative cash flows from operations of $3,967,867 for the nine months ended September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash. Historically, the Company has financed its operations principally through equity and debt financing.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 4 — Note Receivable

Note receivable at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Note receivable- GeneRx (i)	500,000	-
Total	$500,000	$-

(i)	On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $300,000. The Note has a term of one year (March 12, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded $300,000 on March 15, 2021, $150,000 on April 2, 2021 and $50,000 on April 7, 2021.

(ii)	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

Note 5 — Property and Equipment

Property and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Leasehold Improvements	$352,850	$323,281
Machinery and Equipment	1,052,203	1,087,679
Building and Land	1,650,000	3,150,000
Construction in progress	292,040	292,040
Furniture and Fixtures	539,710	543,366
Total property and equipment	3,886,803	5,396,367

Less: Accumulated depreciation	(986,697)	(948,651)
Property and equipment, net	$2,900,106	$4,447,715

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $286,038 and $336,462, respectively.

Note 6 — Intangible Assets

In October 2016, Red Earth, LLC (“Red Earth”), a Nevada limited liability company, entered into an Asset Purchase and Sale Agreement with the owner of a provisional Medical Marijuana Establishment Registration Certificate (the “Provisional Grow License”) issued by the state of Nevada for the cultivation of medical marijuana for $300,000. To initiate the purchase and transfer the Provisional Grow License, the Company paid a $25,000 deposit to the seller in October 2016.

The Provisional Grow License remains in a provisional status until the Company has completed the build out of a cultivation facility and obtained approval from the state of Nevada to begin cultivation in the approved facility. Once approval from the state of Nevada is received, the Company begins the cultivation process.

On December 15, 2017, the Company acquired 100% of the outstanding membership interests of Red Earth for 52,732,969 shares of common stock of the Company, par value $0.001 and a Promissory Note in the amount of $900,000. Red Earth became a wholly owned subsidiary (the “Subsidiary”) of the Company.

On or about May 7, 2021, the Subsidiary, received an inquiry from the State of Nevada Cannabis Compliance Board (“CCB”) regarding the transfer of ownership of the Subsidiary from its previous owners to the Company. The CCB has determined that the transfer was not formally approved, thus a Category II violation.

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

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of the Subsidiary, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and the Subsidiary was terminated as of the date of the Termination Agreement resulting in the return of ownership of the Subsidiary to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. Please see Note 11 — Gain on Disposal of Subsidiary for further information.

On September 2, 2021, the Company received approval of the Termination Agreement from the CCB.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 7 — Notes Payable

Notes payable as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023, originally $1,100,000 (i)	$-	$1,022,567
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022, originally $750,000 (ii)	750,000	750,000
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020, originally $150,000 (iii)	-	100,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (iv)	126,125	234,431
Notes payable, related party, bearing interest at 9.0%, originated February 20, 2020, due on February 20, 2021, originally $110,405 (v)	-	110,405
Notes payable, related party, bearing interest at 9.0%, originated April 3, 2020, due on March 30, 2021, originally $90,000 (vi)	-	90,000
Total notes payable	$876,125	$2,307,403
Less: current portion	(876,125)	(1,485,678)
Long-term notes payable	$-	$921,725

(i)	On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000, amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. On December 12, 2020, the Company entered into a sales contract with Helping Hands Support, Inc. for the sale of the Company’s commercial building. On January 12, 2021, the Company completed the sale of its commercial building for $1,627,500. As of September 30, 2021, the note was paid in full.

(ii)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC, a Wyoming limited liability company. The note accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of September 30, 2021, $750,000 principal and $0 interest remain due.

(iii)

On January 17, 2019, the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC. The note accrues interest at 9.0% per annum and is due on January 16, 2020. Principal payments in the amount of $50,000 were made during the year ended December 31, 2019. As of September 30, 2021, the note was paid in full.

(iv)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of September 30, 2021, $126,125 principal and $1,318 interest remain due.

(v)	On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Company received cash in the amount of $74,000 and the Holder paid expenses on behalf of the Company in the amount of $36,405. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder is granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which was owned by the Borrower. As of September 30, 2021, the note was paid in full

(vi)	On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder is granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020, which was owned by the Borrower. The transaction closed on April 3, 2020. As of September 30, 2021, the note was paid in full

Amount
Fiscal year ending December 31:
2021 (excluding the nine months ended September 30, 2021)	13,615
2022	862,510
2023	-
2024	-
2025	-
Thereafter	-
Total minimum loan payments	$876,125

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

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

On March 26, 2021, the Company’s Board of Directors elected to revise the terms of the Board of Directors Services Agreement for each director. Section 2 (Compensation) was revised such that the directors’ cash compensation was revised to stock compensation in the following manner: $3,750 divided by the closing stock price on the last business day of each quarter multiplied by 1.10. The remainder of Section 2 is unchanged.

On September 30, 2021, the Company’s Board of Directors elected to revise Section 2 (Compensation) of the Agreement back to the original terms. Each of the Directors shall receive compensation as follows: (i) Fifteen Thousand and no/100 dollars ($15,000.00), paid in four (4) equal installments on the last calendar day of each quarter, and (ii) Fifteen Thousand (15,000) shares of the Company’s common stock on the last calendar day of each quarter. The revision became effective on September 30, 2021.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 8 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a production / warehouse facility under a non-cancelable operating lease that expires in September 2029.

As of September 30, 2021, the Company recorded operating lease liabilities of $789,729 and right of use assets for operating leases of $789,729. During the nine months ended September 30, 2021, operating cash outflows relating to operating lease liabilities was $89,348. As of September 30, 2021, the Company’s operating leases had a weighted-average remaining term of 8 years.

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of September 30, 2021, are as follows:

Amount
Fiscal year ending December 31:
2021 (excluding the nine months ended September 30, 2021)	30,000
2022	120,000
2023	120,000
2024	120,000
2025	120,000
Thereafter	450,000
Total minimum lease payments	$960,000

Rent expense, incurred pursuant to operating leases for the nine months ended September 30, 2021 and 2020, was $203,242 and $262,980, respectively.

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

As the complaint pleads only the statutory minimum of damages, the Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit as to liability and otherwise deminimis as to damages. Thus, the Company does not expect this matter to have a material effect on the Company’s consolidated financial position or its results of operations. The Company will vigorously defend itself against this action and has filed an appropriate and timely answer to the Complaint including a lengthy and comprehensive series of affirmative defenses and liability and damage avoidances. As of the date of this filing, discovery has commenced and written discovery has been exchanged between the parties.

Tierney Arbitration

On March 9, 2021, Terrence Tierny, the Company’s former President and Secretary, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for deferred business compensation, business compensation, expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation. As of the date of this filing, discovery has commenced and written discovery has been exchanged between the parties.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 9 — Stockholders’ Equity (Deficit)

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 71,078,333 shares of Common Stock are issued and outstanding as of September 30, 2021. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the nine months ended September 30, 2021

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

On July 14, 2021, the Company issued 29,495 shares of common stock, previously recorded as common stock issuable in the period ended June 30, 2021, with a fair market value of $12,093 to a Director as compensation per the terms of the Board of Directors Services Agreement.

On July 14, 2021, the Company issued 43,245 shares of common stock, previously recorded as common stock issuable in the period ended June 30, 2021, with a fair market value of $17,730 to a director as compensation per the terms of the Board of Directors Services Agreement.

On July 14, 2021, the Company issued 43,245 shares of common stock, previously recorded as common stock issuable in the period ended June 30, 2021, with a fair market value of $17,730 to a Director as compensation per the terms of the Board of Directors Services Agreement.

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

On July 30, 2021, the Company’s prior President, Richard S. Groberg, returned 300,000 shares of common stock to be retired as per the terms of the Cooperation and Release Agreement dated May 12, 2021. As of the date of this filing, the Company has yet to submit the shares to its transfer agent.

Common Stock Issuable

At September 30, 2021, the Company had 127,554 shares of stock issuable to its directors as per the terms of the Board of Directors Services Agreements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 9 — Stockholders’ Equity (Deficit) (continued)

At September 30, 2021 and December 31, 2020, there are 71,078,333 and 68,613,541 shares of Common Stock issued and outstanding, respectively.

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

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 9 — Stockholders’ Equity (Deficit) (continued)

Preferred Stock Issuances

For the nine months ended September 30, 2021

None

At September 30, 2021 and December 31, 2020, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

For the three months ended September 30, 2021, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding options as of September 30, 2021, to purchase 1,000,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive. 1,511 common stock equivalents were included in the calculation as their impact would have been dilutive.

The outstanding warrant as of September 30, 2021, to purchase 250,000 shares of common stock was not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

For the nine months ended September 30, 2021, basic and diluted income per common share were based on 70,210,204 and 70,411,715 shares, respectively.

Note 11 — Gain on Disposal of Subsidiary

On December 15, 2017, the Company acquired 100% of the outstanding membership interests of Red Earth, LLC for 52,732,969 shares of common stock of the Company, par value $0.001 and a Promissory Note in the amount of $900,000. Red Earth became a wholly owned subsidiary (the “Subsidiary”) of the Company.

On or about May 7, 2021, the Subsidiary, received an inquiry from the State of Nevada Cannabis Compliance Board (“CCB”) regarding the transfer of ownership of the Subsidiary from its previous owners to the Company. The CCB has determined that the transfer was not formally approved, thus a Category II violation.

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

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of the Subsidiary, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and the Subsidiary was terminated as of the date of the Termination Agreement resulting in the return of ownership of the Subsidiary to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. On September 2, 2021, the Company received approval of the Termination Agreement from the CCB.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 11 — Gain on Disposal of Subsidiary (continued)

The table below shows the assets and liabilities that the Company was relieved of in the transaction:

August 27, 2021
Assets:
Deposits	$38,663
Property and equipment, net	143,507
Intangible assets	300,000
Right of use asset	1,105,735
Total assets	$1,587,875

Liabilities:
Operating lease liability	$(1,251,964)
Deposits	(538,921)
Accrued expense	(134,540)
Total liabilities	$(1,925,425)

(Gain) on divestiture	$(337,551)

Note 12 — Stock Based Compensation

Warrants and Options

A summary of the warrants and options issued, exercised and expired are below:

Stock Options

On September 15, 2020, the Company issued an option to purchase 500,000 shares of common stock to each of Messrs. Balaouras, Bloss and Moyle as per the terms of their employment agreements. The options have an exercise price of $0.75 and expire on the three-year anniversary date.

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2020	1,510,000	$0.75	2.33
Issued	-	-	-
Exercised	-	-	-
Expired	(10,000)	1.20	-
Balance at September 30, 2021	1,500,000	$0.75	1.96
Exercisable at September 30, 2021	1,500,000	$0.75	1.96

Options outstanding as of September 30, 2021 and December 31, 2020 were 1,500,000 and 1,510,000, respectively.

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

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2020	1,233,000	$0.83	0.4
Issued	250,000	0.10	3.5
Exercised	-	-	-
Expired	(1,233,000)	0.83	-
Balance at September 30, 2021	250,000	$0.10	3.2

Warrants outstanding as of September 30, 2021 and December 31, 2020 were 250,000 and 1,233,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Note 13 — Related Party Transactions

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

Note 14 — Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. The Company had no subsequent events that required disclosure.

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

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company has the contractual right to manage and cultivate marijuana on this property until 2026, for which it will receive eighty-five percent (85%) of the net revenues realized from its management of this facility. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. The Company completed its second harvest on this property in November of 2019 and had anticipated generating revenue from this harvest until late Q4 of 2020. The impact of COVID-19 greatly impacted the continuing sale of inventory from this harvest. In April of this year, the Company planted a one acre auto-flower crop, which it began harvesting in late June. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company does not anticipate that it will generate any further revenue under the Acres relationship.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property, that is contiguous to the three-acre property that it manages in Amargosa. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. During the 1st quarter of 2021, the Company elected to relocate its equipment previously located on the Acres lease to its 260 acres for future grows. The 260 acres will be home to multiple grows from independent growers under multiple Cultivation and Sales Agreements.

●	Cultivation and Sales Agreements entered into for multiple grows on the Company’s 260-acre farm located in the Amargosa Valley of Nevada. During the 4th quarter of 2021 and 1st quarter of 2021, the Company entered into separate Cultivation and Sales Agreements, whereby the Company shall retain certain independent growers to provide oversight and management of the Company’s cultivation and sale of products at its 260-acre farm. The independent growers shall pay to the Company a royalty of net sales revenue with a minimum royalty after two years.

●	an agreement to acquire an additional cultivation license and production license, both currently located in Nye County Nevada. On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agrees to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its subsidiary, Red Earth, LLC, the Company holds a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. Due to the ongoing impact of COVID-19 on the Company’s respective business operations, the Company has not been able to pay the monthly rent. As of the date of this filing, the Company is in active negotiations with the landlord to find an acceptable resolution regarding the payment of past due rent. The Company has terminated its discussions with Element regarding its past due payments and has elected to place the Certificate up for sale. Please see Note 6 — Intangible Assets and Note 11 — Gain on Disposal of Subsidiary for further information.

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

The Company presently occupies an office suite located at 2580 S. Sorrel St., Las Vegas, NV 89146. On January 12, 2021, the Company closed on the sale of its corporate office building located at 1300 S. Jones Blvd, Las Vegas, NV 89146 for the sale price of $1,627,500. The Company plans on remaining at its current location for the next 3-6 months until it can identify a new corporate office.

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

Corporate Advisory Agreement (Research & Development)

Under the terms of the Research & Development Agreement (the “Research Agreement”), GYB, LLC (the “Advisor”) shall report to Company, in writing, on a quarterly basis beginning on July 1, 2021, on the status of the psychedelics industry including, but not limited to, those areas of importance identified in the Recitals, identify entities operating within the legally regulated psychedelics industry that may be suitable as a potential acquisition or merger candidate and other such services the parties agree upon. The Research Agreement has a term of one year and begins on May 18, 2021. As compensation for the services provided, the Company paid the Advisor $310,000 upon execution of the Research Agreement.

Corporate Advisory Agreement (M&A and Funding)

Under the terms of the M&A and Funding Agreement (the “M&A Agreement”), GYB, LLC (the “Advisor”) shall identify prospective funding sources, identify potential companies for acquisition within the cannabis industry, identify pertinent technology companies that drive-up point of sale solutions and other such services the parties agree upon. The M&A Agreement has a term of two years and begins on May 18, 2021. As compensation for the services provided, the Company paid the Advisor $290,000 upon execution of the M&A Agreement.

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

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of Red Earth, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. On September 2, 2021, the Company received approval of the Termination Agreement from the CCB. Please see Note 6 — Intangible Assets and Note 11 — Gain on Disposal of Subsidiary for further information.

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

The Company currently operates through the following entities:

MJ Holdings, Inc.	This entity, the Parent, serves as a holding company for all of the operating businesses/assets.

Prescott Management, LLC	Prescott Management is a wholly owned subsidiary of the Company that provides day-to-day management and operational oversight to the Company’s operating subsidiaries.

Icon Management, LLC	Icon is a wholly owned subsidiary of the Company that provides Human Resource Management (“HR”) services to the Company. Icon is responsible for all payroll activities and administration of employee benefit plans and programs.

Farm Road, LLC	Farm Road, LLC is a wholly owned subsidiary of the Company that owns 260 acres of farmland in Amargosa, NV. The Company acquired all of the membership interests of Farm Road in January of 2019.

Condo Highrise Management, LLC	Condo Highrise Management is a wholly owned subsidiary of the Company that manages the Company owned Trailer Park in Amargosa, Nevada.

Red Earth Holdings, LLC	Red Earth Holdings, LLC is a wholly owned subsidiary of the Company that will eventually be the holder of the Company’s primary cannabis license assets. As of the date of this report, Red Earth Holdings has no operations and holds no assets.

Red Earth, LLC	Red Earth, established in 2016, was a wholly owned subsidiary of the Company from December 15, 2017 until August 30, 2019 prior to the Company selling a forty-nine percent (49%) interest in Red Earth to Element NV, LLC, an unrelated third party (See further description of the transaction hereinabove). Red Earth’s assets consist of: (i) a cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada, and (ii) all of the outstanding membership interests in HDGLV, which holds a triple net leasehold interest in a 17,298 square-foot building in Las Vegas, Nevada, which it expects to operate as an indoor marijuana cultivation facility. The Company expects to complete construction of this facility in the first quarter of 2021. In July 2018, the Company completed the first phase of construction on this facility, and it received a City of Las Vegas Business License to operate a marijuana cultivation facility. The Company expects to obtain final approval towards perfecting the cultivation license from the State of Nevada regulatory authorities in the second quarter of 2021, but it can provide no assurances on the receipt and/or timing of the final approvals. Please see Note 6 — Intangible Assets and Note 11 — Gain on Disposal of Subsidiary for further information.

HDGLV, LLC	HDGLV is a wholly owned subsidiary of Red Earth, LLC and is the holder of a triple net lease on a commercial building in Las Vegas, Nevada which is being developed to house the Company’s indoor grow facility.

Alternative Hospitality, Inc.	Alternative Hospitality is a Nevada corporation formed in November of 2018. MJ Holdings owns fifty-one percent (51%) of the company and the remaining forty-nine percent (49%) is owned by TVK, LLC, a Florida limited liability company.

MJ International Research Company Limited	MJ International is a wholly owned subsidiary of the Company that is headquartered in Dublin, Ireland. MJ International is the sole shareholder of MJ Holdings International Single Member S.A. and Gioura International Single Member Private Company.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the interim period ended September 30, 2021.

Please see our Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 9, 2021, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

The Company’s revenue was $19,580 for the three months ended September 30, 2021, compared to $173,541 for the three months ended September 30, 2020. The decrease in revenue for the three months ended September 30, 2021 versus the three months ended September 30, 2020 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC. Revenue, by class, is as follows:

	For the three months ended
	September 30,
	2021	2020
Revenues:
Rental income (i)	$19,580	$35,433
Management income (ii)	-	97,487
Equipment lease income (ii)	-	40,621
Total	$19,580	$173,541

(i)	The rental income is from the Company’s THC Park.

(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company does not anticipate that it will generate any further revenue under the Acres relationship.

Operating Expenses

Direct costs of revenues were $- and $10,332 for the three months ended September 30, 2021 and 2020, respectively. The decrease in operating expenses for the three months ended September 30, 2021 versus the three months ended September 30, 2020 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC. Direct costs of revenues, by class, is as follows:

	For the three months ended
Direct costs of revenue:	September 30,
	2021	2020
Management and equipment lease income	$-	$10,332
Total	$-	$10,332

The direct costs of revenue of $- for the three months ended September 30, 2021 is attributable to: labor, compliance, testing and others related expenses – all of which are directly related to the Consulting and Equipment Lease Agreements with the Licensed Operator.

General and administrative

For the three months ended September 30, 2021, our general and administrative expenses were $583,516 compared to $390,546 for the three months ended September 30, 2020, resulting in an increase of $192,970. The increase was largely attributable to expanding employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the three months ended September 30, 2021, our other income/(expense) were $386,784 compared to ($25,475) for the three months ended September 30, 2020, resulting in an increase in other income of $412,259. The increase was largely attributable to the Company’s gain on sale of its subsidiary, Red Earth, LLC.

Net Income (Loss)

Net income (loss) attributable to common shareholders was ($316,696) for the three months ended September 30, 2021, compared to a net loss of ($364,387) for the three months ended September 30, 2020. The decrease in net loss for the three months ended September 30, 2021 as compared to the same period in 2020 is largely attributable to the Company’s gain on sale of its subsidiary, Red Earth, LLC.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

The Company’s revenue was $535,961 for the nine months ended September 30, 2021, compared to $696,613 for the nine months ended September 30, 2020. The decrease in revenue for the nine months ended September 30, 2021 versus the nine months ended September 30, 2020 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC. Revenue, by class, is as follows:

	For the nine months ended
	September 30,
	2021	2020
Revenues:
Rental income (i)	$59,749	$96,396
Management income (ii)	341,398	425,800
Equipment lease income (ii)	134,814	177,417
Total	$535,961	$696,613

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company does not anticipate that it will generate any further revenue under the Acres relationship.

Operating Expenses

Direct costs of revenues were $40,590 and $550,530 for the nine months ended September 2021 and 2020, respectively. The decrease in operating expenses for the nine months ended September 30, 2021 versus the nine months ended September 30, 2020 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC. Direct costs of revenues, by class, is as follows:

	For the nine months ended
	September 30,
Direct costs of revenue:	2021	2020
Management and lease equipment income	$40,590	$550,530
Total	$40,590	$550,530

The direct costs of revenue of $40,590 is attributable to labor, compliance testing and other related expenses – all of which are directly related to the sale of marijuana pursuant to our Agreements with the Licensed Operator.

General and administrative

For the nine months ended September 30, 2021, our general and administrative expenses were $5,356,540 compared to $1,888,273 for the nine months ended September 30, 2020, resulting in an increase of $3,468,2767. The increase was largely attributable to expanding employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the nine months ended September 30, 2021, our other income (expense) was $11,567,165 compared to ($123,852) for the nine months ended September 30, 2020, resulting in an increase of $11,691,017. The increase was largely attributable to the Company’s liquidation of its marketable securities held for sale, gain on sale of subsidiary and gain on sale of commercial building.

Net Income (Loss)

Net income was $6,087,315 for the nine months ended September 30, 2021, compared to net loss of ($2,202,769) for the nine months ended September 30, 2020. The increase in net income for the nine months ended September 30, 2021 as compared to the same period in 2020 is largely attributable to the Company’s liquidation of its marketable securities held for sale.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended September 30, 2021 and 2020:

	2021	2020
Cash Flows:

Net cash provided by (used in) operating activities	(3,967,867)	(202,123)
Net cash provided by investing activities	11,009,852	(35,477)
Net cash provided by financing activities	(1,381,278)	223,053

Net increase (decrease) in cash	5,660,707	(14,457)
Cash at beginning of period	117,536	22,932

Cash at end of period	$5,778,243	$8,385

The Company had cash of $5,778,243 at September 30, 2021 compared with cash of $8,385 at September 30, 2020.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021, was $3,967,867 versus $202,123 for the nine months ended September 30, 2020. The increase in cash used in operating activities in 2021 included net income of $6,087,315 offset by a gain on sale of marketable securities of $9,857,429 and gain on sale of assets on $260,141.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2021, was $11,009,852 as compared to $35,477 for the nine months ended September 30, 2020. The increase in cash provided by investing activities in 2021 is attributable to the proceeds from the sale of its marketable securities held for sale related to the sale of the Company’s equity holding in the common stock of Healthier Choice Management Corporation (“HCMC”).

Financing Activities

Net cash (used in) provided by financing activities during the nine months ended September 30, 2021, was ($1,381,278) as compared to $223,053 for the nine months ended September 30, 2020. The decrease in cash flow from financing activities for the nine months ended September 30, 2021 is largely attributable to repayment on notes payable of $1,728,377.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2021 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

As the complaint pleads only the statutory minimum of damages, the Company is unable to estimate the potential exposure, if any, resulting from this matter but believes it is without merit as to liability and otherwise deminimis as to damages. Thus, the Company does not expect this matter to have a material effect on the Company’s consolidated financial position or its results of operations. The Company will vigorously defend itself against this action and has filed an appropriate and timely answer to the Complaint including a lengthy and comprehensive series of affirmative defenses and liability and damage avoidances. As of the date of this filing, discovery has commenced and written discovery has been exchanged between the parties.

Tierney Arbitration

On March 9, 2021, Terrence Tierny, the Company’s former President and Secretary, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,084.67 for deferred business compensation, business compensation, expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation. As of the date of this filing, discovery has commenced and written discovery has been exchanged between the parties.

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

On July 30, 2021, the Company’s prior President, Richard S. Groberg, returned 300,000 shares of common stock to be retired as per the terms of the Cooperation and Release Agreement dated May 12, 2021. As of the date of this filing, the Company has yet to submit the shares to its transfer agent.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.10	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.13	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.14+	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.15+	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.16+	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.17	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.18	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.19	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.20	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.21	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.22	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.23	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.24	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.25	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.26+	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.27	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.28	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.29	Revenue Participation Rights Agreement No. 1 dated December 8, 2020 (previously filed on Form 10-Q as filed with the SEC on January 15, 2021)
10.30	Amendment to Consulting Agreement dated December 14, 2020 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.31	Common Stock Warrant Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.32	Letter of Intent between MJ Holdings, Inc. and MJ Distributing, Inc. dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.33	Debt Conversion and Stock Purchase Agreement entered into between MJ Holdings, Inc. and David Dear dated January 14, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.34	Notice of Termination dated January 21, 2021 (previously filed on Form 8-K as filed with the SEC on January 27, 2021)
10.35	Cultivation and Sales Agreement between MJ Holdings, Inc. and MKC Development Group, LLC dated January 22, 2021 (previously filed on Form 8-K as filed with the SEC on February 1, 2021)
10.36	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.37	Promissory Note between MJ Holdings, Inc. and Pyrros One, LLC dated January 12, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.38	Stock Purchase Agreement between MJ Holdings, Inc. and ATG Holdings, LLC dated February 17, 2020 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.39	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated February 25, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.40	Convertible Promissory Note between GeneRx and MJ Holdings, Inc. dated March 12, 2021 (previously filed on Form 8-K as filed with the SEC on March 19, 2021)
10.41	Termination Agreement between the Company, Blue Sky Companies, LLC and Let’s Roll Nevada, LLC dated March 24, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.42	Cultivation and Sales Agreement between MJ Holdings, Inc. and Natural Green, LLC dated March 26, 2021 (previously filed on Form 8-K as filed with the SEC on April 12, 2021)
10.43	Cultivation and Sales Agreement between MJ Holdings, Inc. and Green Grow Investments Corporation dated May 7, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.44	Cooperation and Release Agreement Richard S. Groberg, RSG Advisors, LLC and MJ Holdings, Inc. dated May 12, 2021 (previously filed on Form 10-Q as filed with the SEC on May 18, 2021)
10.45	Corporate Advisory Agreement (Research & Development) between the Company and GYB, LLC dated May 18, 2021 (previously filed on Form 8-K as filed with the SEC on May 21, 2021)
10.46	Corporate Advisory Agreement (M&A and Funding) between the Company and GYB, LLC dated May 18, 2021 (previously filed on Form 8-K as filed with the SEC on May 21, 2021)
10.47	Cultivation and Sales Agreement between MJ Holdings, Inc. and RK Grow LLC dated June 22, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.48	Consulting Agreement between MJ Holdings, Inc. and Wolfpack Consulting, LLC dated June 17, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.49	Stipulation and Order for Settlement of Disciplinary Action (previously filed on Form 8-K as filed with the SEC on August 2, 2021)
10.50	Termination Agreement dated August 26, 2021 (previously filed on Form 8-K as filed with the SEC on October 7, 2021)
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Chief Executive Officer
(Principal Executive Officer)
Date:	November 22, 2021

