Form 10-K
period 2021-12-31
MJ Holdings, Inc.
filed 2022-06-21
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55900

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

nevada	20-8235905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2580 S Sorrel St, Las Vegas, NV 89146

(Address of principal executive offices)

(702) 879-4440

(Registrant’s telephone number, including area code)

Jennings & Fulton, Ltd

2580 Sorrel St.

Las Vegas, NV 89146

(702) 979-3565

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

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2021 (the last business day of the Company’s most recently completed second quarter) was approximately $12,894,231. The registrant does not have non-voting common stock outstanding.

The number of shares outstanding of the issuer’s Common Stock as of June 21, 2022, was 71,501,667.

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

Operational highlights:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company had the contractual right to manage and cultivate marijuana on this property until 2026, for which it would have received sixty percent (60%) of the net revenues realized from its management of this facility and twenty-five percent (25%) of the net revenues from equipment rental. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. During the year ended December 31, 2021, the Company relocated all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. The Company will not generate any further revenue under the Acres relationship.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of its business license in Nye County and its final inspection by the Cannabis Compliance Board (“CCB”), is expected to become operational in the summer of 2022. During the year ended December 31, 2021, the Company elected to relocate all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. The Company will utilize the 260 Acres for its own harvest along with additional harvests under any Cultivation and Sales Agreements.

●	Cultivation and Sales Agreements entered into for multiple grows on the Company’s 260 Acres located in the Amargosa Valley of Nevada. During the years ended December 31, 2021 and 2020, the Company entered into separate Cultivation and Sales Agreements, whereby the Company shall retain certain independent growers to provide oversight and management of the Company’s cultivation and sale of products at its 260 Acres. The independent growers shall pay to the Company a royalty of net sales revenue with a minimum royalty after two years. As of the date of this filing, the Company is waiting on its business license in Nye County and its final inspection by the Cannabis Compliance Board before it can commence its operations under the Agreement.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting significantly delayed the completion of this community. The Company has elected to cease any renovations or additions at its Tiny Home Community until it plants its first grow on the 260 Acres and can better evaluate the need for additional housing.

●	an agreement to acquire a cultivation license and production license, both currently located in Nye County Nevada. On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser. On April 12, 2022, the CCB issued an Adult-Use Production License to MJ Distributing P133, LLC and an Adult-Use Cultivation License to MJ Distributing C202, LLC. The Company is currently awaiting its business license to be issued by Nye County, Nevada.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its former subsidiary, Red Earth, LLC (“Red Earth”), the Company held a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. The Company terminated its discussions with Element regarding its past due payments. On or about May 7, 2021, Red Earth, received an inquiry from the State of Nevada Cannabis Compliance Board (“CCB”) regarding the transfer of ownership of the Subsidiary from its previous owners to the Company. The CCB has determined that the transfer was not formally approved, thus a Category II violation. On July 27, 2021, Red Earth entered into a Stipulation and Order for Settlement of Disciplinary Action (the “Stipulation Order”) with the CCB. Under the terms of the Stipulation Order, Red Earth agreed to present to the CCB, by not later than August 31, 2021, a plan pursuant to which the ownership of Red Earth would be returned to the original owners. The Parties to the Stipulation Order resolved the matter without the necessity of taking formal action. Red Earth agreed to pay a civil penalty of $10,000, which was paid on July 29, 2021. On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of Red Earth, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement.

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

The transaction closed on January 27, 2021. As of the date of this filing, the Company has made all required payments to MJNE. The parties are awaiting the issuance of a business license from Nye County before any grow can be initiated. It is anticipated that the license will be approved and issued during the third quarter of 2022.

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

On March 26, 2021, MJNE and the Company entered into an Amendment to the Agreement whereby MJNE waived the Company’s requirement to obtain liability insurance and required the Company to pay MJNE $40,000 for capital expenditures costs. The transaction closed on April 7, 2021. As of the date of this filing, the Company has made all required payments to MJNE. The parties are awaiting the issuance of a business license from Nye County before any grow can be initiated. It is anticipated that the license will be approved and issued during the third quarter of 2022.

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

As of the date of this filing, the Company has made all required payments to MJNE. The parties are awaiting the issuance of a business license from Nye County before any grow can be initiated. It is anticipated that the license will be approved and issued during the third quarter of 2022.

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

As of the date of this filing, the Company has made all required payments to MJNE. The parties are awaiting the issuance of a business license from Nye County before any grow can be initiated. It is anticipated that the license will be approved and issued during the third quarter of 2022.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of December 31, 2021, the amount due the Company under the short-term loan is $40,165.

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of the Subsidiary, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and the Subsidiary was terminated as of the date of the Termination Agreement resulting in the return of ownership of the Subsidiary to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. Please see Note 15 — Gain on Disposal of Subsidiary for further information.

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

In April 2018, the State of Nevada finalized and approved the transfer of provisional Medical Marijuana Establishment Registration Certificate No. 012 (the “Certificate”) from Acres Medical, LLC to the Company’s wholly owned subsidiary, Red Earth, LLC (“Red Earth”). HDGLV, LLC (“HDGLV”), a wholly owned subsidiary of Red Earth, holds a triple-net leasehold interest in a 17,298 square-foot commercial building located on Western Avenue in the City of Las Vegas, which will be home to the Company’s indoor cultivation facility (the “Western Facility”). The initial term of the lease is for a period of ten years with two additional five-year lease options. HDGLV also possesses an option to purchase the building for $2,607,880 which is exercisable between months 25 and 60 of the initial term of the lease. In August of 2018, the Company received final approval from the State of Nevada, Department of Taxation, to commence cultivation activities with respect to the Certificate. Contemporaneously therewith, Red Earth was issued a Business License by the City of Las Vegas to operate a marijuana cultivation facility at the Western Facility. In October of 2018, the Company was requested by the City of Las Vegas Department of Building & Safety to make additional modifications to the building, specifically the removal and remediation of all asbestos materials in the building, which was completed in June of 2019 at a cost of approximately $140,000. In July of 2019, the City of Las Vegas asked the Company to amend its Business License and modify its Special Use Permit (“SUP”) to conform with updated marijuana cultivation requirements within the City. A new SUP was granted on October 9, 2019. The Company expects to receive its new business license in Q4 of 2020, which will then allow the Company to commence legal marijuana cultivation activities within the City of Las Vegas. As of August 26, 2021, the Company was no longer the owner of HDGLV as per the terms of the Termination Agreement between the Company and Paris Balaouras. Please see Note 7 — Intangible Assets and Note 15 — Gain on Disposal of Subsidiary and for further information.

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road was the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. Pursuant to the terms of a Membership Interest Purchase Agreement (“MIPA”) executed between the Company and Farm Road in November of 2018, the Company was to acquire Farm Road for $1,000,000 on the following terms: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, was to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000.00 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125.00) dollars commencing on the March 1, 2019. On January 18, 2019, pursuant to the terms of the MIPA, the Company acquired a 100% interest in Farm Road. The terms of the Promissory Note include a balloon payment to be made on January 17, 2022 of any of the then remaining principal balance and accrued interest. The MIPA further provides that FRH shall be entitled to receive a consulting fee of five per cent (5%) of the gross sales from any commercial use of the property up to a maximum of five hundred thousand ($500,000.00) dollars payable to FRH within two years of the January 18, 2019 closing date. The land acquired in Amargosa Valley will be the home of the Company’s Nye County cultivation facility upon closing of the purchase of the cultivation and production certificates in the MIPA3. Please see Note 19 — Subsequent Events for further information.

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

In October of 2018, the Company entered into a Revenue Participation Rights Agreement (the “RPRA”) with Let’s Roll NV, LLC and Blue Sky Companies, LLC (together, the “Subscribers”). Under the terms of the RPRA, the Company transferred its ownership interest in 3.95% of the gross revenue from the “Amargosa Outdoor Grow” to the Subscribers in exchange for $100,000 cash payment and a Subscription Agreement in the amount of $1,142,100. On or before April 30th for the next 8 years (2019-2026), the Company shall calculate the pro rata gross revenue due to the Subscribers with payments being made on or before May 31st of each year. On March 24, 2021, the Company entered into a Termination Agreement (the “Agreement”) with the Subscribers. Under the terms of the Agreement, the Company has decided to terminate its involvement in the Amargosa Outdoor Grow facility to capitalize on additional strategic opportunities for further co-ops and/or additional outdoor grow expansions on adjacently owned properties; and further that such termination of the Amargosa Grow would result in a complete loss of revenue sharing opportunities for the Subscribers under the terms of the RPRA. In consideration of termination of the RPRA, the Company compensated the Partners; (i) $136,684, and (ii) 1,000,000 shares of common stock.

In January of 2019, the Company formed Coachill-Inn, LLC (“Coachill-Inn”), a subsidiary of Alternative Hospitality (“AH”), to develop a proposed hotel in Desert Hot Springs, CA. From January through June of 2019, the Company was actively engaged in negotiations with the property owner of the proposed location. In June of 2019, Coachill-Inn executed a purchase and sale agreement with Coachillin’ Holdings, LLC (“CHL”) to acquire a 256,132 sq. ft. parcel of land within a 100-acre industrial cannabis park in Desert Hot Springs, CA (the “Property”) to develop its first hotel project. The purchase price for the property was $5,125,000. CHL was to contribute $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent (25%) ownership interest in Coachill-Inn. AH made an initial non-refundable deposit in the amount of $150,000 toward the purchase of the Property. As of the date of this filing, the Company has terminated its participation in the development due to financing issues. The $150,000 deposit is classified as an impaired asset. Please see Note 9 —Asset Impairment for further information.

In February of 2019, the Company’s largest shareholder, Red Dot Development, LLC (“Red Dot”), returned 20,000,000 shares of its common stock for cancellation in exchange for a payment of $20,000.

On February 15, 2019, the Company entered into a Licensing Agreement (the “Agreement”) with Highland Brothers, LLC, (“HB”) an entity controlled by the Company’s former Chief Executive Officer and current director. Under the terms of the Agreement, HB granted the Company an exclusive license to use any and all branding materials of HB including, without limitation, its name, logo, and any and all intellectual property rights. In consideration of the license, the Company agreed to compensate HB seven percent (7%) of the net sales generated by the Company for any products utilizing and/or integrating property rights, brands or logos of HB commencing in 2020. The Agreement has a term of ten (10) years. The Agreement has been placed on hold until the Company initiates its first harvest on the 260 Acres.

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

In April of 2019, the Company executed a Membership Interest Purchase Agreement (the “MIPA”) to acquire all of the membership interests in two Nevada limited liability companies that are each the holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA required the Company to purchase the licenses for the total sum of $1,250,000 each - $750,000 in cash per license and $500,000 of the Company’s restricted common stock per license. The terms of the MIPA provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) that was due and payable on or before October 18, 2019. On October 17, 2019, the State of Nevada’s Governor issued an executive order restricting the transfer of all Nevada marijuana licenses (the “Moratorium”). As of the date of this filing, the Company has made deposits totaling $550,000 and has reduced the principal of the aforementioned note to $250,000. The Company is required to issue $1,000,000 of shares of its restricted common stock in fulfillment of its obligations in the MIPA. As of the date of this filing, these shares have not been issued. The Company also executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earliest of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) March 10, 2020. On February 19, 2020, the Company was put on notice by the Seller that it is in default under the terms of the MIPA. Additionally, pursuant to the terms of the MIPA, the Company was required to enter into a $15,000 per month sub-lease (retroactive to March 1, 2019) for the 10-acre cultivation/production facility located in Pahrump, Nye County, NV and install a mobile production trailer. The Company failed to make the required payments under the MIPA and the Agreement was terminated. Please see Note 9 —Asset Impairment for further information.

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

On June 25, 2019, the Company entered into a Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement (the “Agreement”) with Innovation Labs, Ltd. and Innovation Shares, LLC. Under the terms of the Agreement, the Company purchased 238,096 Series Post Seed Preferred Stock Shares and 238,096 Series Post Seed Preferred Units for a purchase price of $250,000. Please see Note 9 —Asset Impairment for further information.

On August 28, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC, an Ohio limited liability company (the “Buyer”), to sell forty-nine percent (49%) of the membership interests in the Company’s wholly owned subsidiary, Red Earth, LLC (“Red Earth”) for $441,000. The $441,000 was paid to the Company on August 30, 2019. The Agreement required the Buyer to make an additional payment, in the amount of $3,559,000, to be utilized for the improvement and build-out of the Company’s Western Avenue leasehold in Las Vegas, Nevada. The payment was due within ten (10) days of the receipt by Red Earth of a special use permit (“SUP”) from the City of Las Vegas for its Western Avenue cultivation facility. The Company received the SUP on October 9, 2019. The Buyer, in conjunction with the Company, will jointly manage and operate the facility upon completion. The Agreement also requires the Buyer to make a final payment to the Company of $1,000,000 between 90 and 180 days of issuance of the SUP or no later than April 9, 2020. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, the Buyer was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and the Buyer was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. As of the date of this filing, the Buyer has failed to make the Final Contribution Payment. The Buyer failed to make the required payments under the Agreement and the Agreement was thus terminated in 2021. Please see Note 7 — Intangible Assets and Note 15 — Gain on Disposal of Subsidiary and for further information.

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

On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder was granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which is owned by the Borrower. Please see Note 11 — Notes Payable – related parties for further information.

On March 2, 2020, Mr. Ruhe tendered his resignation to the Company’s Board of Directors (the “Board”). The Board accepted Mr.Ruhe’s resignation effective immediately. Mr. Ruhe also stepped down as an advisor to the Company’s Audit Committee. Additionally, pursuant to the terms of Mr. Ruhe’s employment contract with the Company, Mr. Ruhe forfeited 11,709 shares of invested common stock previously issued to Mr. Ruhe.

On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder was granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020 which is owned by the Borrower. Please see Note 11 — Notes Payable – related parties for further information.

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

On August 7, 2020, the Company’s Board of Directors terminated, with cause, the employment of Terrence M. Tierney, the Company’s former President and Secretary, effective immediately. On March 9, 2021, Terrence Tierney filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for deferred business compensation, expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation and, as such posits that any claims that Tierney may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. After recent arbitrator rulings favorable to the Company, the parties have agreed to postpone the June arbitration and have referred the matter to mediation.

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

On October 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Jim Kelly. The Agreement became effective as of October 1, 2020. Under the terms of the Agreement, the Employee shall serve as the Company’s Interim Chief Financial Officer for a term of (i) the sooner of six (6) months, or (ii) the completion of all regulatory filings, including but not limited to the Company’s 2019 Annual Report on Form 10-K, the March 31, 2020 Quarterly Report on Form 10-Q, the June 30, 2020 Quarterly Report on Form 10-Q, the September 30, 2020 Quarterly Report on Form 10-Q and all required Current Reports on Form 8-K, with the Securities and Exchange Commission (“SEC”) to bring the Company current with the SEC. The Employee shall receive a base salary of $24,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the C-Suite of the Company in its sole discretion, in an amount equal to up to 400% of the Employee’s base salary for the then current fiscal year, and at commencement of the Term the Employee received a grant of stock of 500,000 restricted shares of the Company’s common stock. On March 16, 2021, Mr. Kelly resigned in his position as Interim Chief Financial Officer.

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

On February 17, 2021, the Company entered into a Stock Purchase Agreement (the “Agreement”) with ATG Holdings, LLC (the “ATG”). Under the terms of the Agreement, the Company purchased 1,500,000,000 shares of common stock of Healthier Choices Management Corp (“HCMC”) from ATG for the purchase price of $200,000. The transaction closed on February 19, 2021. During the year ended December 31, 2021, the Company liquidated its marketable securities that it received in the Agreement with ATG.

On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $300,000. The Note has a term of one year (April 7, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded $300,000 on March 15, 2021, $150,000 on April 5, 2021 and $50,000 on April 7, 2021. Please see Note 5 — Note Receivable for further information.

On April 13, 2021, the Company entered into a Storage and Purchase Agreement (the “Agreement”) with AP Management, LLC (“AP”). Under the terms of the Agreement, AP agreed to store the Company’s fresh frozen marijuana (the “Product”) while granting AP the right to purchase the Product at $175 per pound. In the event that AP does not purchase 500 pounds of the Product, the Company shall reimburse AP for any costs incurred for storage.

On April 14, 2021, the Company entered into a Storage Agreement (the “Agreement”) with TapRoot Labs (“TapRoot”). Under the terms of the Agreement, the TapRoot, agreed to store the Company’s fresh frozen marijuana (the “Product”). As compensation for storage, the Company was to pay TapRoot the equivalent of $6,000 per month from product held in storage.

On May 12, 2021, the Company entered into a Cooperation and Release Agreement (the “Agreement”) with Richard S. Groberg and RSG Advisors, LLC. Under the terms of the Agreement, Mr. Groberg agreed to relinquish all common stock of the Company issued to or owned by him and waived any right to any future stock issuances except for 100,000 shares to be retained by Mr. Groberg.

On June 17, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Wolfpack Consulting, LLC (the “Consultant”). Under the terms of the Agreement, the Consultant shall use its commercially reasonable efforts and adequate business time and attention to identify various properties that may fit into Client’s business model to develop, cultivate, and produce marijuana related products. The Consultant shall receive $25,000 in cash compensation. The Agreement shall begin on the Effective date and end upon the earlier of: (a) the first anniversary of the Effective Date (i.e., one year), or (b) either parties receipt of written notice from the other party of its intent to terminate this Agreement after the expiration of the first anniversary (the “Term”).

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

As of February 2022, there are a total of 38 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision. These 35 states, plus the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

As of February 2022, 18 states and the District of Columbia now allow for the recreational use and possession of small amounts of marijuana and marijuana products. Decriminalization of marijuana varies by state. Decriminalization generally means that violators of local marijuana laws may be subject to civil penalty rather than face criminal prosecution. Fifteen states have decriminalized the possession of small amounts of marijuana but have not legalized possession. In these states decriminalization can mean possession of as little as ten grams of marijuana up to one-hundred grams of marijuana that will not result in any criminal prosecution but may result in civil fines. In three states, Idaho, South Dakota, and Kansas, the cultivation, possession or use of marijuana is strictly prohibited and violators may be subject to criminal prosecution. In Nevada, where the Company is headquartered and has focused most of its activities, legalized marijuana for recreational use was effective as of July 1, 2017, which made it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, businesses can legally, pursuant to state regulations, cultivate, process, dispense, distribute, and test marijuana products under certain conditions.

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

The Company is monitoring the Biden administration’s, the DOJ’s, and Congress’ positions on federal marijuana law and policy. Based on public statements and reports, the Company understands that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on its business and results of operations.

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

Red Earth, LLC

Red Earth, established in 2016, was a wholly owned subsidiary of the Company from December 15, 2017 until August 30, 2019 prior to the Company selling a forty-nine percent (49%) interest in Red Earth to Element NV, LLC, an unrelated third party (See further description of the transaction hereinabove). Red Earth’s assets consist of: (i) a cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada, and (ii) all of the outstanding membership interests in HDGLV, which holds a triple net leasehold interest in a 17,298 square-foot building in Las Vegas, Nevada, which it expects to operate as an indoor marijuana cultivation facility. In July 2018, the Company completed the first phase of construction on this facility, and it received a City of Las Vegas Business License to operate a marijuana cultivation facility. On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of the Subsidiary, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and the Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Please see Note 7 — Intangible Assets and Note 15 — Gain on Disposal of Subsidiary and for further information.

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

Corporate Information

The Company’s corporate headquarters is located at 2580 S. Sorrel St., Las Vegas, NV 89146 and its telephone number is (702) 879-4440. The Company’s website address is: www.mjholdingsinc.com. Information on or accessed through its website is not incorporated into this Form 10-K.

The Company’s Common Stock is not listed on any national stock exchange but is quoted on the OTC Markets “Pink” Marketplace under the symbol “MJNE.”

Revenue

For the years ended December 31, 2021 and 2020, the Company generated revenues of $241,870 and $822,845, respectively.

Employees

As of December 31, 2021, the Company had 9 full-time and 3 part-time employees.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, we are a development stage company with current operations established in October 2016. As of December 31, 2021, our accumulated deficit was $16,472,629. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2021, we had limited capital resources and operations. Through that date, our operations had been funded primarily from the proceeds of equity financings. We may require additional capital in the near future to develop business operations at our Farm Road facility in Amargosa, Nevada, to expand our production of our future franchise production lines, to develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

We have incurred losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We have incurred losses in prior periods. For the year ended December 31, 2021, we incurred net income of $3,530,331 and, as of that date, we had an accumulated deficit of $16,472,629. We had a net loss of $3,973,128 for the year ended December 31, 2020 and, as of that date, we had an accumulated deficit of approximately $20,002,960. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

Our ability to generate revenue and be successful in the implementation of our business plan is dependent on consumer acceptance and demand of our current and future product lines. In the near term, we expect to begin operating a cultivation facility on our 260-acre Farm in Nevada at which we expect to grow and sell marijuana on a commercial basis. Acceptance of our cannabis products, will depend on several factors, including availability, cost, ease of use, familiarity of use, convenience, effectiveness, safety, and reliability. If customers do not accept our products, or if we fail to meet customers’ needs and expectations adequately, our ability to continue generating revenues could be reduced.

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

Currently, there are 38 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment, as well as, in some cases, the legalization of cannabis for adult use. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law. Thus, active enforcement of the current federal regulatory position on cannabis may indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. In February 2017, the Trump administration announced that there may be “greater enforcement” of federal laws regarding marijuana. Any such enforcement actions could have a negative effect on our business and results of operations.

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

Currently, there are 38 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment, as well as, in some cases, the legalization of cannabis for adult use. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. With respect to our greenhouse products, we intend to market and sell our greenhouse solutions to marijuana growers. Should it be determined under the CSA that our greenhouse products or equipment are deemed to fall under the definition of drug paraphernalia because its products could be determined to be primarily intended or designed for use in manufacturing or producing cannabis, we could be found to be in violation of federal drug paraphernalia laws and there may be a direct and adverse effect on our business, revenues, and profits. With respect to Red Earth, we do not currently cultivate, produce, sell, or distribute any marijuana, and, therefore, have no risk that we will be deemed to cultivate, produce, sell, or distribute any marijuana in violation of federal law. However, if we obtain the necessary final governmental approvals and permits in Nevada to commence the cultivation and production of marijuana, as to the successfully achievement of any or all of such objectives there can be no assurance, we could be found in violation of the CSA. This would cause a direct and adverse effect on our subsidiaries’ businesses, or intended businesses, and on our revenue and prospective profits.

Variations in state and local regulation, and enforcement in states that have legalized cannabis, may restrict marijuana-related activities, including activities related to medical cannabis, which may negatively impact our revenues and prospective profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. As of the date of this filing, 18 states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, certain states have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

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

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those 38 states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan, especially in respect of our marijuana cultivation, production and dispensaries. In addition, our assets, including real property, cash, equipment, and other goods, could be subject to asset forfeiture because marijuana is still federally illegal.

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

As of December 31, 2021, our officers and directors owned approximately 35% of our outstanding Common Stock and thus exercise substantial control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions.

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

We are monitoring the potential impact of the COVID-19 outbreak, and if COVID-19 continues to spread globally, including in the United States, we may experience disruptions that could severely impact the Company’s grow opportunities along with sales, including:

●	the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has reduced consumer demand for our products generally;

●	the uncertainty that our contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time;

●	the impact of social distancing at commercial and retail facilities;

●	delays in receiving approval from local regulatory authorities in the completion of the Company’s Tiny Home community;

●	the pandemic has reduced foot traffic in the stores where our products are sold that remain open, and the global economic impact of the pandemic has reduced consumer demand for our products generally; and

●	the majority of our retail customers have been unable to sell our products in their stores due to government-mandated closures and have temporarily reduced orders for our products;

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

We do not currently meet the initial quantitative listing standards of any national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange in the future, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Until our Common Stock is listed on a national securities exchange, which event may never occur, we expect that it will continue to be eligible and quoted on the OTC Markets “Pink” Marketplace. However, investors may find it difficult to obtain accurate quotations as to the market value of our Common Stock. Further, the national securities exchanges are adopting so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over the counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Our Articles of Incorporation authorize the issuance of up to 95,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, with a par value of $0.001 per share. As of December 31, 2021, we had 71,501,667 shares of Common Stock and 0 shares of Preferred Stock, outstanding; however, we may issue additional shares of Common Stock or Preferred Stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, Preferred Stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

Item 2. Properties

The Company’s principal office is located at 2580 S. Sorrel St, Las Vegas, NV 89146. In January 2021, the Company sold its commercial office building located at 1300 South Jones Boulevard, Las Vegas, NV 89146.

The Company held a triple net leasehold interest, through its former subsidiary Red Earth LLC (“Red Earth”), in a 17,298 square foot building located at 2310 Western Avenue, Las Vegas, Nevada (the “Western lease”). The lease was for an initial term of 10 years, with a 12-month rent abatement. The commencement date of the lease was June 29, 2017. The lease included two options to extend, each for an additional 5 years. The lease granted the Company an option to purchase the property on or after the 25th month of the lease and continuing through the 60th month of the lease for the sum of $2,607,880. On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of Red Earth, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement, dated December 15, 2017, entered into between the Company and Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. As such, the Company no longer holds any interest in the Western lease.

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road was the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. Pursuant to the terms of a Membership Interest Purchase Agreement (“MIPA”) executed between the Company and Farm Road in November of 2018, the Company was to acquire Farm Road for $1,000,000 on the following terms: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125) dollars commencing on the March 1, 2019. On January 18, 2019, pursuant to the terms the MIPA, the Company acquired a 100% interest in Farm Road. The terms of the Promissory Note include a balloon payment to be made on January 17, 2022 of any then remaining principal balance and accrued interest. The MIPA further provided that FRH shall be entitled to receive a consulting fee of five per cent (5%) of the gross sales from any commercial use of the property up to a maximum of five hundred thousand ($500,000) dollars payable to FRH within two years of the January 18, 2019 closing date. Please see Note 19 — Subsequent Events for further information.

Effective August 1, 2019, the Company entered into an agreement to lease an approximately 17,000 sq. ft. commercial building in Pahrump, NV. The lease is for a term of ten years at an initial monthly rent of $10,000 per month with rent increases each August 1st during the term of the lease equal to the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPI W (Urban Wage Earners and Clerical Workers) for Las Vegas, Nevada. The Company paid the property owner a security deposit in the amount of $20,000. While the Company took possession of the premises on August 1, 2019, the monthly rent commenced on October 1, 2019. The Company has an option, exercisable between July 1, 2020 and July 1, 2024, to purchase the property for $1,800,000. The leasehold has previously been utilized as a fully licensed State of Nevada marijuana cultivation facility. On November 29, 2019, the building suffered significant damage after a windstorm swept through the town of Pahrump. The storm caused structural damage as well as damage to the plumbing and electrical supply to the building, making the facility unusable. Pursuant to the terms of the lease, the inability to occupy and utilize the facility relieves us of any obligation to pay rent. As of the date of this filing, repairs to the building have not yet commenced. It was the Company’s intention to move its marijuana processing into this facility upon receipt of all required regulatory approvals. The Company has no intention to occupy the leased space.

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

MJ Holdings, Inc. Complaint

On December 14, 2021, MJ Holdings, Inc. (the “Plaintiff”) filed a Complaint against NCMM, LLC, AP Management, LLC and Valerie Small (collectively, the “Defendants”). In the Complaint, the Plaintiff alleges that the Defendants have refused to return the cannabis that was being stored for Plaintiff under a Storage and Purchase Agreement entered into with AP Management. By failing to return the cannabis to Plaintiff, or Plaintiff’s designee, the Defendants have deprived Plaintiff of the ability to sell, transfer or market the product. In addition, the Defendants have sought to unlawfully extort the Plaintiff for illicit payments of thousands of dollars in money and/or cannabis in exchange for returning the cannabis. As of the date of this filing, pleadings are pending.

Gappy and Shaba Compliant

On December 3, 2021, a Complaint was filed against MJ Holdings, Inc., HDGLV, LLC, Red Earth, LLC (collectively, the “Defendants”) by Ziad Gappy and David Shaba (collectively, the “Plaintiffs”). In the Complaint, the Plaintiffs allege the Defendants made misleading statements and/or omissions relating to the Company in the Plaintiffs’ negotiation to purchase shares of MJ Holdings, Inc. In addition, the Plaintiffs allege that the Defendants have not honored the 2018 Agreements negotiated between the Plaintiffs and Defendants, MJ Holdings, Inc. has failed to issue an additional $125,000 in stock due to the Plaintiffs as was agreed to in writing and the Defendants have failed to start the Western Project. The Defendants will vigorously defend themselves against this action and will file an appropriate and timely answer to the Complaint including a lengthy and comprehensive series of affirmative defenses and liability and damage avoidances. As of the date of this filing, the Defendants have yet to file an answer.

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

Tierney Arbitration

On March 9, 2021, Terrence Tierney, the Company’s former President and Secretary, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for deferred business compensation, expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation and, as such posits that any claims that Tierney may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. After recent arbitrator rulings favorable to the Company, the parties have agreed to postpone the June arbitration and have referred the matter to mediation.

Item 4. Mine Safety Disclosures

The disclosures are not applicable to us.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

The Company’s shares of common stock are currently quoted on the OTC Markets “Pink” Marketplace under the symbol “MJNE.” The following table sets forth the high and low closing bid prices of its common stock for the quarterly periods for the years ended December 31, 2021 and 2020. These bid prices represent prices quoted by broker-dealers on the OTC Markets “Pink” Marketplace. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Closing Bid Price Per Share		Closing Bid Price Per Share
	2021		2020
	High	Low	High	Low
First Quarter	1.67	0.235	0.33	0.15
Second Quarter	0.745	0.29	0.19	0.11
Third Quarter	0.485	0.271	0.15	0.09
Fourth Quarter	0.45	0.253	0.28	0.11

Holders

As of December 31, 2021, there were 144 shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not, nor did any affiliated purchaser, make any repurchases of the Company’s securities during the year ended December 31, 2021.

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

Operational highlights:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company had the contractual right to manage and cultivate marijuana on this property until 2026, for which it would have received sixty percent (60%) of the net revenues realized from its management of this facility and twenty-five percent (25%) of the net revenues from equipment rental. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. During the year ended December 31, 2021, the Company relocated all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. The Company will not generate any further revenue under the Acres relationship.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of its business license in Nye County and its final inspection by the Cannabis Compliance Board (“CCB”), is expected to become operational in the summer of 2022. During the year ended December 31, 2021, the Company elected to relocate all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. The Company will utilize the 260 Acres for its own harvest along with additional harvests under any Cultivation and Sales Agreements.

●	Cultivation and Sales Agreements entered into for multiple grows on the Company’s 260 Acres located in the Amargosa Valley of Nevada. During the years ended December 31, 2021 and 2020, the Company entered into separate Cultivation and Sales Agreements, whereby the Company shall retain certain independent growers to provide oversight and management of the Company’s cultivation and sale of products at its 260 Acres. The independent growers shall pay to the Company a royalty of net sales revenue with a minimum royalty after two years. As of the date of this filing, the Company is waiting on its business license in Nye County and its final inspection by the Cannabis Compliance Board before it can commence its operations under the Agreement.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting has significantly delayed the completion of this community. The Company has elected to cease any renovations or additions at its Tiny Home Community until it plants its first grow on the 260 Acres and can better evaluate the need for additional housing.

●	an agreement to acquire a cultivation license and production license, both currently located in Nye County Nevada. On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agrees to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its former subsidiary, Red Earth, LLC (“Red Earth”), the Company held a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. The Company terminated its discussions with Element regarding its past due payments. On or about May 7, 2021, Red Earth, received an inquiry from the State of Nevada Cannabis Compliance Board (“CCB”) regarding the transfer of ownership of the Subsidiary from its previous owners to the Company. The CCB has determined that the transfer was not formally approved, thus a Category II violation. On July 27, 2021, Red Earth entered into a Stipulation and Order for Settlement of Disciplinary Action (the “Stipulation Order”) with the CCB. Under the terms of the Stipulation Order, Red Earth agreed to present to the CCB, by not later than August 31, 2021, a plan pursuant to which the ownership of Red Earth will be returned to the original owners. The Parties to the Stipulation Order resolved the matter without the necessity of taking formal action. Red Earth agreed to pay a civil penalty of $10,000, which was paid on July 29, 2021. On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of Red Earth, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of December 31, 2021, the amount due the Company under the short-term loan is $40,165.

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of Red Earth, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. On September 2, 2021, the Company received approval of the Termination Agreement from the CCB. Please see Note 7 — Intangible Assets and Note 15 — Gain on Disposal of Subsidiary for further information.

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

Results of Operations for the Years Ended December 31, 2021 and 2020

The Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of Red Earth, the “accounting acquirer,” based on the accounting treatment for reverse merger transactions.

Revenues

Revenues were $241,870 for the year ended December 31, 2021 compared to $822,845 for the year ended December 31, 2020.

	For the years ended
	December 31,
	2021	2020
Revenues:
Rental income (i)	$74,003	$140,391
Management income (ii)	30,989	587,237
Equipment lease income (ii)	12,912	95,217
Product sales (iii)	123,966	-
Total	$241,870	$822,845

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company does not anticipate that it will generate any further revenue under the Acres relationship.
(iii)	Product sales from Company inventory. As part of the termination of the Acres Cultivation, LLC Cultivation and Sales Agreement, the Company was given cannabis available for resale. Sales in 2021 include product sold to third parties and product given in exchange for rent. Please see Note 4 — Inventory for further information.

Operating Expenses

Direct cost of revenue was $341,626 for the year ended December 31, 2021 compared to $1,206,960 for the year ending December 31, 2020, resulting in a decrease of $865,334. The decrease was largely attributable to the termination of the management agreement with Acres Cultivation, LLC.

	Year ended
	December 31,
Direct costs of revenue:	2021	2020
Rental income	$-	$-
Management and lease equipment income	-	1,206,960
Product sales	341,626	-
Total	$341,626	$1,206,960

General and administrative, marketing and selling expenses were $4,903,085 for the year ended December 31, 2021 compared to $2,064,911 for the year ended December 31, 2020, resulting in an increase of $2,838,174. The increase was largely attributable to an increase in the Company’s payment for payroll expenses and the settlement of its rights participation agreement.

Depreciation and amortization were $293,937 for the year ended December 31, 2021 compared to $453,887 for the year ended December 31, 2020, resulting in a decrease of $159,950. The decrease was largely attributable to disposal of the Company’s subsidiary, Red Earth.

Other income (expenses)

Other income (expenses) were $12,454,417 for the year ended December 31, 2021 compared to ($147,878) for the year ended December 31, 2020, resulting in an increase of $12,602,295. The increase was largely attributable to the gain on sale of marketable securities of $9,857,429 and other income of $2,416,357.

Net income (loss)

Net income (loss) was $3,530,331 for the year ended December 31, 2021 compared to loss of ($3,973,128) for the year ended December 31, 2020, resulting in an increase of $7,503,459. The increase in net income in 2021 is largely attributable to the gain on sale of marketable securities of $9,857,429 and other income of $2,416,357.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended December 31, 2021 and 2020:

	2021	2020
Cash Flows:

Net cash used in operating activities	(4,657,679)	(186,365)
Net cash provided by (used in) investing activities	10,772,190	(35,477)
Net cash (used in) provided by financing activities	(1,532,675)	316,446

Net change in cash	4,581,836	94,604
Cash at beginning of year	117,536	22,932

Cash at end of year	$4,699,372	$117,536

The Company had cash of $4,699,372 at December 31, 2021 compared with cash of $117,536 at December 31, 2020.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021, was $4,657,679 versus $186,365 for the year ended December 31, 2020. The increase in cash used in operating activities in 2021 is largely attributable to a net income of $3,530,331 offset by accounts payable and accrued liabilities of $497,831, deposits of $990,000, gain on sale of marketable securities of $9,857,429 and other current liabilities of $1,328,438.

Investing Activities

Net cash provided by (used in) investing activities during the year ended December 31, 2021, was $10,772,190 as compared to ($35,477) for the year ended December 31, 2020. The increase in cash provided by investing activities in 2021 is largely attributable to the Company’s proceeds from the sale of marketable securities in the amount of $10,207,429.

Financing Activities

Net cash (used in) provided by financing activities during the year ended December 31, 2021 was ($1,532,675) as compared to $316,446 for the year ended December 31, 2020. The decrease in cash provided by financing activities in 2021 is largely attributable to the repayment of notes payable in the amount of $1,882,675.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Seasonality

The Company does not consider its business to be seasonal.

Commitments and Contingencies

The Company is subject to the legal proceedings described in “Item 3. Legal Proceedings” of this report.

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2021 had a material impact on the Company’s operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2021.

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

Under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021, as required by Securities Exchange Act Rule 13a-15(c). In making its assessment, the Company has utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company concluded that based on its evaluation, the Company’s internal control over financial reporting was not effective as of December 31, 2021.

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2021, due to resource constraints, material weaknesses became evident to management regarding its inability to generate all the necessary disclosures for inclusion in its filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company lacked sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes it to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company does not have any independent outside director on the Company’s Board of Directors and lacks documentation of its internal control processes. The Company intends to add additional external accounting support. During 2019, the Company established an audit committee and compensation committee. Beginning in July of 2019, the Company’s executive management team began convening weekly meetings to review expenditures and provide cash flow analysis.

The Company is neither an accelerated filer nor a large-accelerated filer, as defined in Rule 12b-2 under the Exchange Act, and there is not otherwise included in this Annual Report an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not required to be attested by the Company’s registered public accounting firm pursuant to Item 308(b) of Regulation S-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. During 2022, as its business operations expand, the Company plans to hire additional employees and engage outside professionals to address the material weaknesses identified above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

The Company’s directors and executive officers, their ages, positions held, and duration of such, were as follows as of December 31, 2021:

Name of Officer/Director	Age	Position with Company	Director Since
Paris Balaouras (1)	50	Chief Cultivation Officer and Chairman of the Board of Directors	December 15, 2017
Roger J. Bloss (2)	63	Chief Executive Officer and Director	April 1, 2019
Bernard Moyle (3)	63	Interim Chief Financial Officer and Secretary	————
David Dear (4)	67	Director	October 1, 2020

(1)	Mr. Balaouras was appointed to the Board of Directors on December 15, 2017 and retained as the Company’s Chief Cultivation Officer on September 15, 2020.
(2)	Mr. Bloss was appointed to the Board of Directors on April 1, 2019 and retained as the Company’s interim Chief Executive Officer on September 15, 2020. On October 1, 2021, Mr. Bloss’ Interim designation was removed.
(3)	Mr. Moyle was retained as the Company’s corporate Secretary on September 15, 2020. On March 16, 2021, Mr. Moyle was appointed as Interim Chief Financial Officer upon the resignation of Jim Kelly. Mr. Moyle currently serves as the Company’s Secretary and Interim Chief Financial Officer.
(4)	Mr. Dear was appointed to the Board of Directors on October 1, 2020.

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

Roger J. Bloss was appointed to the Company’s Board of Directors on April 1, 2019 and served as Interim Chief Executive Officer from September 15, 2020 through October 1, 2021 where the Interim designation was removed. Mr. Bloss has more than 40 years of experience in the hospitality industry and has served in executive positions with several major hotel franchise companies including as Executive VP and President of Global Development at Red Lion Hotels Corp. and President and Chief Executive Officer of Vantage Hospitality Group, Inc. which he co-founded in 1996. Mr. Bloss’ vast business and senior level management experience, with both private and public companies, makes him highly qualified to serve on the Company’s Board of Directors.

Bernard Moyle has served as the Company’s Secretary since September 15, 2020. On March 16, 2021, Mr. Moyle was appointed as Interim Chief Financial Officer. From 1987 to present, Mr. Moyle served as Founder and Chief Operating Officer of Cal-Vegas, Ltd, a hotel management company and its parent company, Thirty-Eight Street, Inc. The former is focused on hotel management and the latter on providing accounting and bookkeeping services. From 1999 to present, Mr. Moyle served as Founder and Chief Operating Officer of VHGI, Inc., f/k/a Vantage Hospitality Group, Inc (“VHGI”). In late 2016, VHGI along with an affiliate, sold its approximately 1,400 franchisee/member Hotel Brands and operations to Red Lion Hotel Corporation (“RLH Corp”), a publicly traded company. Mr. Moyle became an Executive Vice-President and Chief Operating Officer of RLH Corp through the transition and held this post for approximately two years. Mr. Moyle remains a consultant to RLH Corp. Mr. Moyle also serves as the Managing Partner and President of The Country Club of Coral Springs, an 18-hole, par 71 Championship Golf Course and Country Club located in Coral Springs, FL. Mr. Moyle has held several volunteer posts for the City of Coral Springs, FL, including Chairman of the Board for the Economic Development Foundation, Vice Chair of the Community Redevelopment Authority and twice Chair of the Charter Review Committee. Mr. Moyle has also served as a member of the board of the Florida Restaurant & Lodging Association, both State and Broward County (Fort Lauderdale) and is a past Co-Chair of the Tourism Committee of the Broward Workshop. Prior to founding Cal-Vegas, Mr. Moyle practiced law for 18 years in Fort Lauderdale, FL. Mr. Moyle holds a Bachelor’s degree from Salisbury State University, Salisbury, MD and Juris Doctor from the Shepard Broad School of Law at Nova Southeastern University, FL where he was recognized as a Distinguished Alumni of the Year and is a former treasurer and president of the alumni association. Mr. Moyle also holds a Certified Hotel Administrator accreditation via the American Hotel & Lodging Association, Education Institute.

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

Significant Employees

At December 31, 2021, the Company did not have any significant employees other than its executive officers.

Family Relationships

There are no familial relationships by and between Mr. Balaouras and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Board Committees

On October 2, 2019, the Company established an audit committee which is chaired by Roger Bloss, the Company’s Chief Executive Officer and a Director of the Company and established a compensation committee which is chaired by Paris Balaouras, the Company’s Chief Cultivation Officer and a Director of the Company. The Company’s common stock is not currently listed on any national exchange and it is not required to maintain such committees by any self-regulatory agency.

Director Compensation

		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name	Year	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Roger J. Bloss	2021	$3,750	$16,250	-	-	-	-	$20,000
	2020	-	11,250	-	-	-	-	11,250

Paris Balaouras	2021	$3,750	$16,250	-	-	-	-	$20,000
	2020	-	11,250	-	-	-	-	11,250

David Dear	2021	$3,750	$16,250	-	-	-	-	$20,000
	2020	-	11,250	-	-	-	-	11,250

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2021 and 2020, by its Chief Executive Officer and its other most highly compensated executive officers (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2021. Except as provided below, none of its named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paris Balaouras
Chief Cultivation Officer and Director (1)	2021	142,355	-	-	-	-	-	-	142,355
	2020	100,625	-	-	-	-	-	-	100,625

Roger J. Bloss
Chief Executive Officer and Director (2)	2021	164,619	-	-	-	-	-	-	164,619
	2020	30,625	-	166,667	-	-	-	-	197,292

Bernard Moyle
Interim Chief Financial Officer, Secretary (3)	2021	78,653	-	-	-	-	-	-	78,653
	2020	17,500	-	333,333	-	-	-	-	350,833

(1)	Mr. Balaouras was appointed Chief Cultivation Officer on September 15, 2020 and appointed as Chairman of the Board on December 15, 2017
(2)	Mr. Bloss was appointed as interim Chief Executive Officer on September 15, 2020 and elected to the Company’s Board of Directors on April 1, 2019.
(3)	Mr. Moyle was appointed Secretary on September 15, 2020. On March 16, 2021, Mr. Moyle was appointed as interim Chief Financial Officer upon the resignation of Jim Kelly. Mr. Moyle currently serves as the Company’s Secretary and Interim Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of the Company’s common stock classified as exercisable and unexercisable as of December 31, 2021, for the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paris Balaouras	500,000	-	-	0.75	9/15/2023	-	-	-	-

Roger J. Bloss	500,000	-	-	0.75	9/15/2023	-	-	-	-

Bernard Moyle	500,000	-	-	0.75	9/15/2023	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of June 17, 2022:

●	each person whom the Company knows beneficially owns more than 5% of its common stock;

●	each of the Company’s named executive officers and directors; and

●	all of the Company’s executive officers and directors as a group.

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

The percentage of beneficial ownership is based on 73,251,667 shares of Common Stock as of June 17, 2022, which includes 71,501,667 shares of common stock outstanding, 1,500,000 shares of common issuable upon exercise of the options granted to three officers and 250,000 shares of common stock issuable upon exercise of the Brown warrant.

Name of Beneficial Owner/Management and Address (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Total Shares of Common Stock Beneficially Owned
Paris Balaouras (3)(4)	20,924,413	28.57%
Chief Cultivation Officer and Director

Roger J. Bloss (5)(6)	2,640,226	3.60%
Chief Executive Officer and Director

Bernard Moyle (7)(8)	1,028,200	1.40%
Interim Chief Financial Officer and Secretary

David Dear (9)(10)	1,720,965	2.35%
Director
All directors and executive officers as a group (4 persons)	26,313,804	35.92%

Five Percent Beneficial Owner:
Douglas Brown (11)(12)	11,652,279	15.91%

*Represents beneficial ownership of less than one percent (1%).

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of June 17, 2022 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on June 17, 2022, and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days of June 17, 2022.

(2)	The number of common shares outstanding used in computing the percentages is 73,251,667.

(3)	The shares included in Mr. Balaouras’ ownership include 20,424,413 shares of common stock held by Roll On, LLC, a limited liability company of which Mr. Balaouras is a member and manager and 500,000 shares issuable upon exercise of an option issued in connection with Mr. Balaouras’ employment agreement. Mr. Balaouras has sole authority to dispose of the shares of common stock.

(4)	The address for Roll On, LLC is 2580 S. Sorrel St, Las Vegas, NV 89146.

(5)	The shares included in Mr. Bloss’ ownership include 2,140,226 shares of common stock and 500,000 shares issuable upon exercise of an option issued in connection with Mr. Bloss’ employment agreement.

(6)	The address for Mr. Bloss is 2580 S. Sorrel St, Las Vegas, NV 89146.

(7)	The shares included in Mr. Moyle’s ownership include 528,200 shares of common stock and 500,000 shares issuable upon exercise of an option issued in connection with Mr. Moyle’s employment agreement.

(8)	The address for Mr. Moyle is 2580 S. Sorrel St, Las Vegas, NV 89146.

(9)	The shares included in Mr. Dear’s ownership include 1,720,965 shares of common stock.

(10)	The address for Mr. Dear is 2580 S. Sorrel St, Las Vegas, NV 89146.

(11)

The shares included in Mr. Brown’s ownership include 10,000,000 shares of common stock acquired in May of 2019 pursuant to the Company’s Regulation D private placement offering, 1,402,279 shares of common stock issued as per the terms of the Securities Purchase Agreement in July 2020 and 250,000 shares issuable upon exercise of the warrant issued in connection with the July 2020 Securities Purchase Agreement.

(12)	The address for Mr. Brown is 1300 South Dekalb St., Shelby, NC 28152.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of transactions for the years ended December 31, 2021 and 2020, to which the Company has been a party in which:

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

On February 15, 2019, the Company entered into a Licensing Agreement (the “Agreement”) with Highland Brothers, LLC, (“HB”) an entity controlled by the Company’s former Chief Executive Officer and current director. Under the terms of the Agreement, HB granted the Company an exclusive license to use any and all branding materials of HB including, without limitation, its name, logo, and any and all intellectual property rights. In consideration of the license, the Company agreed to compensate HB seven percent (7%) of the net sales generated by the Company for any products utilizing and/or integrating property rights, brands or logos of HB commencing in 2020. The Agreement has a term of ten (10) years. The Agreement has been placed on hold until the Company initiates its first harvest on the 260 Acres.

On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder was granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which is owned by the Borrower. The Note was paid in full on March 31, 2021.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of December 31, 2021, the amount due the Company under the short-term loan is $40,165.

Board Composition and Director Independence

The Company’s business and affairs are managed under the direction of the board of directors. At December 31, 2021, its board of directors was currently comprised of three members, Paris Balaouras, David Dear and Roger Bloss. Because of their relationship to the Company, Mr. Balaouras and Mr. Bloss are not “independent” under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services.

On October 21, 2019, the Company’s Board of Directors engaged Sadler, Gibb & Associates, LLC to serve as the Company’s independent registered public accounting firm effective on this same date.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the audit years ended December 31, 2021 and 2020, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

Sadler, Gibb &Associates, LLC

	2021	2020
Audit Fees	$108,500	$71,000
Audit-related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$108,500	$71,000

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	List of Documents filed as part of this report:

(1)	Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or because the required information is included in the financial statements or notes thereto.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MJ Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MJ Holdings, Inc. (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2019.

Draper, UT

June 21, 2022

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$4,699,372	$117,536
Accounts receivable, net	7,989	9,461
Prepaid expenses	-	713,782
Marketable securities – available for sale	-	150,000
Loan receivable – related party	40,165	-
Convertible note receivable	500,000	-
Total current assets	5,247,526	990,779

Property and equipment, net	2,578,931	4,155,675
Intangible assets	-	300,000
Deposits	1,016,184	64,817
Operating lease - right-of-use asset	-	1,979,181
Total non-current assets	3,595,115	6,499,673

Total assets	$8,842,641	$7,490,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,750,402	$2,382,779
Deposits	-	538,921
Other current liabilities	-	1,328,438
Contract liabilities	1,404,444	-
Income taxes payable	277,000	-
Notes payable – related parties	-	300,405
Current portion of long-term notes payable	874,728	1,185,273
Current portion of operating lease obligation	83,410	241,466

Total current liabilities	4,389,984	5,977,282

Non-current liabilities
Long-term notes payable, net of current portion	-	921,723
Operating lease obligation, net of current portion	686,274	1,889,575

Total non-current liabilities	686,274	2,811,298

Total liabilities	5,076,258	8,788,580

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 71,501,667 and 68,613,541 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	71,500	68,613
Additional paid-in capital	20,279,897	18,748,688
Common stock issuable	84	-
Accumulated deficit	(16,472,629)	(20,002,960)
Total stockholders’ equity (deficit) attributable to MJ Holdings, Inc.	3,878,852	(1,185,659)
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity (deficit)	3,766,383	(1,298,128)
Total liabilities and stockholders’ equity (deficit)	$8,842,641	$7,490,452

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020

Revenue, net	$241,870		$822,845

Operating expenses
Cost of sales	341,626		1,206,960
General and administrative	4,833,321		2,979,348
Marketing and selling	69,764		7,900
Professional fees	3,350,308		-
Depreciation and amortization	293,937		453,887
Total operating expenses	8,888,956		4,648,095

Operating loss	(8,647,086)		(3,825,250)

Other income (expense)
Interest expense	(110,677)		(167,188)
Interest income	20,270		18,345
Miscellaneous income	20,000		-
Loss on impairment of investments	(14,845)		(18,345)
Gain on write-down of accrued interest	-		19,310
Gain on sale of marketable securities	9,857,429		-
Gain on sale of commercial building	260,141		-
Gain on sale of luxury box	355,556		-
Loss on sale of fixed assets	(39,288)		-
Loss on conversion of related party note payable	310,526		-
Other income	2,416,357		-
Total other income (expense)	12,454,417		(147,878)

Net income (loss) before income taxes	3,807,331		(3,973,128)
Provision for income taxes	277,000		-
Net Income (loss)	$3,530,331		$(3,973,128)
Loss attributable to non-controlling interests	-		(8,513)
Net income (loss) attributable to common shareholders	$3,530,331		$(3,964,615)
Net income (loss) attributable to common stockholders per share:		$
Net loss per share - basic	$0.05		$(0.06)
Net loss per share - diluted	$0.05		$(0.06)
Weighted average number of shares outstanding:
Basic	70,464,280		65,882,993
Diluted	70,665,779		65,882,993

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

	Common Stock Issuable		Common Stock		Additional paid in	Subscriptions	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Interest	Deficit	Total
Balance at January 1, 2021	-	-	68,613,541	68,613	18,748,688	-	(112,469)	(20,002,960)	(1,298,128)
Issuance of common stock for services	-	-	892,667	893	306,786	-	-	-	307,679
Issuance of common stock for cash	-	-	263,158	263	49,737	-	-	-	50,000
Issuance of common stock for loan payable conversion	-	-	526,316	526	410,000	-	-	-	410,526
Issuance of common stock as per terms of Termination Agreement	-	-	1,000,000	1,000	629,000	-	-	-	630,000
Common stock issued for stock-based compensation	82,554	84	205,985	205	135,686	-	-	-	135,975
Net income for the year ended December 31, 2021	-	-	-	-	-	-	-	3,530,331	3,530,331
Balance at December 31, 2021	82,554	$84	71,501,667	$71,500	$20,279,897	$-	$(112,469)	$(16,472,629)	$3,766,383

Balance at January 1, 2020	18,562	$19	65,436,449	$65,436	$18,177,723	$10,000	$(103,956)	$(16,038,345)	$2,110,877
Issuance of common stock for conversion of debt and interest	(18,562)	(19)	18,562	19	-	-	-	-	-
Issuance of common stock for services	-	-	1,736,251	1,736	396,730	-	-	-	398,466
Issuance of common stock for stock-based compensation	-	-	-	-	41,122	-	-	-	41,122
Issuance of common stock for subscription payable	-	-	20,000	20	9,980	(10,000)	-	-	-
Issuance of common stock for cash	-	-	1,402,279	1,402	123,133	-	-	-	124,535
Net loss for the year ended December 31, 2020	-	-	-	-	-	-	(8,513)	(3,964,615)	(3,973,128)
Balance at December 31, 2020	-	$-	68,613,541	$68,613	$18,748,688	$-	$(112,469)	$(20,002,960)	$(1,298,128)

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ending
	December 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$3,530,331	$(3,973,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	103,762	215,097
Impairment of right of use asset	769,684	-
Common stock issued for prepaid services	-	398,466
Depreciation and amortization	293,937	453,884
Gain on sale of marketable securities	(9,857,429)	-
Gain on disposition of assets – Red Earth	(337,460)	-
Gain on disposal of property and equipment	386,465	-
Income taxes payable	277,000	-
Gain on sale of commercial building	(260,141)	-
Common stock issued for services	307,679	-
Common stock issued for wages payable	84	-
Common stock issued for termination of participation rights agreement	630,000	-
Loss on conversion of related party note payable	310,526	-
Impairment of notes receivable and interest	-	18,345
Expenses paid on behalf of Company	150,000	36,405
Stock-based compensation	136,579	41,122
Changes in operating assets and liabilities:
Accounts receivable	1,472	(16,131)
Prepaid expenses	421,945	(237,040)
Deposits	(990,000)	322,921
Accounts payable and accrued liabilities	(498,726)	1,306,632
Contract liabilities	1,404,444	-
Other current assets	-	156,229
Other current liabilities	(1,328,438)	1,328,438
Operating lease liability	(109,393)	(237,605)
Net cash provided by (used in) operating activities	(4,657,679)	(186,365)

Cash Flows from Investing Activities
Purchase of property and equipment, net of construction in progress	(322,574)	(35,477)
Proceeds from sale of commercial building	1,627,500	-
Purchase of marketable securities	(200,000)	-
Proceeds from the sale of marketable securities	10,207,429	-
Issuance of note receivable	(500,000)	-
Loan receivable	(40,165)	-
Net cash used in investing activities	10,772,190	(35,477)

Cash Flows from Financing Activities
Proceeds from the issuance of notes payable	300,000	-
Proceeds from notes payable – related party	-	264,000
Proceeds from the issuance of common stock	-	124,535
Proceeds from common stock issued for cash	50,000	-
Repayment of notes payable	(1,882,675)	(72,089)
Net cash provided by financing activities	(1,532,675)	316,446

Net increase in cash	4,581,836	94,604

Cash, beginning of period	117,536	22,932

Cash, end of period	$4,699,372	$117,536

Supplemental disclosure of cash flow information:
Interest paid	115,051	72,684
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for prior period debt conversion	$-	19
Common stock issued for stock subscriptions payable	$-	10,000
Issuance of common stock for conversion of related party note payable	$410,526	-

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and December 31, 2020

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

For the years ended December 31, 2021 and December 31, 2020

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the years ended December 31, 2021 and December 31, 2020

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

As of December 31, 2021 and 2020, the Company’s investment in marketable securities – available for sale was determined to be a level 1 investment.

	December 31, 2021	December 31, 2020
Marketable securities	-	150,000
Total	$-	$150,000

On August 13, 2018, the Company entered into a Stock Exchange Agreement (the “HCMC Agreement”) with Healthier choices Management Corp (“HCMC”) to acquire 1,500,000,000 shares of their common stock in exchange for 85,714 shares of the Company’s common stock. The value of the stock exchanged by each party on the date of exchange was $150,000. The number of shares exchanged represented less than a 5% ownership interest for each company.

On February 17, 2021, the Company entered into a Stock Purchase Agreement (the “ATG Agreement”) with ATG Holdings, LLC (the “ATG”). Under the terms of the Agreement, the Company purchased 1,500,000,000 shares of common stock of Healthier Choices Management Corp (“HCMC”) from ATG for the purchase price of $200,000. The transaction closed on February 19, 2021.

During the year ended December 31, 2021, the Company liquidated the marketable securities it received in the HCMC Agreement and ATG Agreement.

The net proceeds received by the Company from the sale of the marketable securities were $9,857,429 that was recorded as a gain on sale of investment for the year ended December 31, 2021.

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

	December 31, 2021	December 31, 2020
Accounts receivable	$50,179	$39,806
Less allowance	(42,190)	(30,345)
Net accounts receivable	$7,989	$9,461

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

For the years ended December 31, 2021 and December 31, 2020

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

Long–lived Assets

Long-lived assets, including real estate property and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair value. The Company did not record any impairments of long-lived assets during the year ended December 31, 2021 and 2020.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and December 31, 2020

Note 2 — Summary of Significant Accounting Policies (continued)

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $14,845 and $18,345 for the years ended December 31, 2021 and 2020, respectively. Please see Note 9 —Asset Impairment for further information.

Other Current Liabilities

The Company’s other current liabilities consisted of amounts due under the management agreement and performance guarantee with Acres Cultivation, LLC. As of December 31, 2021 and 2020, other current liabilities were $- and $1,328,438, respectively.

Non-Controlling Interest

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

For the years ended December 31, 2021 and December 31, 2020

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

	For the years ended
	December 31,
	2021	2020
Revenues:
Rental income (i)	$74,003	$140,391
Management income (ii)	30,989	587,237
Equipment lease income (ii)	12,912	95,217
Product sales (iii)	123,966	-
Total	$241,870	$822,845

(i)	The rental income is from the Company’s THC Park.

(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company will not generate any further revenue under the Acres relationship.
(iii)	Product sales from Company inventory. As part of the termination of the Acres Cultivation, LLC Cultivation and Sales Agreement, the Company was given cannabis available for resale. Sales in 2021 include product sold to third parties and product given in exchange for rent. Please see Note 4 — Inventory for further information.

Contract Balances

The Company receives payments for new Cultivation and Sales Agreements (the “Agreements”) upon signing and defers revenue recognition for these payments until certain milestones are met as per the terms of the Agreements. In addition, the Company sold its luxury suite at the Raiders Stadium and amortizes the income from this sale at each home game. These payments represent contract liabilities and are recorded as such on the balance sheet. As of December 31, 2021 and 2020, the Company had $1,404,444 and $- contract liabilities, respectively.

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

For the years ended December 31, 2021 and December 31, 2020

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

For the years ended December 31, 2021 and December 31, 2020

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

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $16,472,629 as of December 31, 2021. The Company incurred net income of $3,530,331 and positive working capital of $857,542 for the year ended December 31, 2021. The Company had negative cash flows from operations of $4,657,679 for the year ended December 31, 2021. At December 31, 2021, the Company had cash and cash equivalents of $4,699,372. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and December 31, 2020

Note 3 — Going Concern (continued)

The Company’s current capital resources include cash, and inventories. Historically, the Company has financed its operations principally through equity and debt financing.

Note 4 — Inventory

Inventory at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Inventory – finished goods (i)	$1,271,402	$-
Storage inventory (ii)(iii)	498,675	-
Less reserve	(1,770,077)	-
Inventory, net	$-	$-

(i)	On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. During the year ended December 31, 2021, the Company relocated all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. As part of the termination, the Company was granted the right to retain 3,654 lbs. of cannabis from the Cultivation Facility for resale.

(ii)	On April 14, 2021, the Company entered into a storage work order with TapRoot Labs (“TapRoot”). Under the terms of the work order, the Company stored 1827 lbs. of fresh frozen flower (“Product”) with TapRoot at a rate of $6,000/ month. Rent was payable through Product stored with TapRoot at the rate of $175/lb. The work order had a term of 5 months and then continued on a month-to-month basis upon the same terms. At December 31, 2021, the Company had 889 lbs. stored with TapRoot. The Company has elected to reserve the full amount of Product stored with TapRoot as it does not anticipate any future sales will be made.

(iii)	On April 13, 2021, the Company entered into a Storage & Purchase Agreement (the “Agreement”) with AP Management, LLC (“AP”). Under the terms of the Agreement, the Company stored 1827 lbs. of fresh frozen flower (“Product”) with AP. AP was granted the exclusive right to purchase the Product at a rate of $175/lb for the first 30 days of storage. After 30 days, the Company had the right to make sales to third parties. At December 31, 2021, the Company had 1827 lbs. stored with AP. The Company has elected to reserve the full amount of Product stored with AP as it does not anticipate any future sales will be made. Please see Item 3. Legal Proceedings for further information.

Note 5 — Note Receivable

Note receivable at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Note receivable- GeneRx (i)(ii)	$500,000	$-
Total	$500,000	$-

(i)	On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $300,000. The Note has a term of one year (March 12, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded $300,000 on March 15, 2021, $150,000 on April 2, 2021 and $50,000 on April 7, 2021. As of December 31, 2021, $500,000 principal was due on the Note.

(ii)	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

Note 6 — Property and Equipment

Property and Equipment at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
Leasehold Improvements	$654,628	$323,281
Machinery and Equipment	244,583	1,087,679
Building and Land	1,650,000	3,150,000
Furniture and Fixtures	566,220	543,366
Total property and equipment	3,115,431	5,104,326

Less: Accumulated depreciation	(536,500)	(948,651)
Property and equipment, net	$2,578,931	$4,155,675

Depreciation expense for the years ending December 31, 2021 and 2020 was $293,937 and $453,887, respectively.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of December 31, 2021, the amount due the Company under the short-term loan is $40,165.

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of the Subsidiary, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and the Subsidiary was terminated as of the date of the Termination Agreement resulting in the return of ownership of the Subsidiary to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. Please see Note 15 — Gain on Disposal of Subsidiary for further information.

On September 2, 2021, the Company received approval of the Termination Agreement from the CCB.

Note 8 —Deposits

Deposits as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
MJ Distributing, Inc. (i)	$1,016,184	$-
MJ Distributing, Inc. (ii)	-	64,817
Total	$1,016,184	$64,817

(i)	On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

(ii)	On August 28, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC, an Ohio limited liability company (the “Buyer”), to sell forty-nine percent (49%) of the membership interests in the Company’s wholly owned subsidiary, Red Earth, LLC (“Red Earth”) for $441,000. The $441,000 was paid to the Company on August 30, 2019. The Agreement required the Buyer to make an additional payment, in the amount of $3,559,000, to be utilized for the improvement and build-out of the Company’s Western Avenue leasehold in Las Vegas, Nevada. The payment was due within ten (10) days of the receipt by Red Earth of a special use permit (“SUP”) from the City of Las Vegas for its Western Avenue cultivation facility. The Company received the SUP on October 9, 2019. The Buyer, in conjunction with the Company, will jointly manage and operate the facility upon completion. The Agreement also requires the Buyer to make a final payment to the Company of $1,000,000 between 90 and 180 days of issuance of the SUP or no later than April 9, 2020. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, the Buyer was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and the Buyer was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. As of the date of this filing, the Buyer has failed to make the Final Contribution Payment. The Buyer failed to make the required payments under the Agreement and the Agreement was thus terminated in 2021.

Note 9 —Asset Impairment

Asset impairment as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
Smile, LLC (i)	150,000	178,701
Innovation Labs, Ltd. (ii)	250,000	250,000
Coachill Inn, LLC (iii)	-	150,000
MJ Distributing, Inc. (iv)	-	550,000
Total	$400,000	$1,128,701

(i)	On June 7, 2019, Smile, LLC (“Smile”)(the “Borrower”), a Nevada limited liability company, issued a Convertible Promissory Note (the “Note”) in the amount of $250,000 to Roger Bloss, a director of the Company, and MJ Holdings, Inc. for funds advanced to Smile. Mr. Bloss contributed $100,000 and MJ Holdings, Inc. $150,000 for a total of $250,000. The Note had a term of six (6) months, matured on December 6, 2019 and accrues interest at 1% per month. The Holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of this Note and ending on the later of: (i) the Initial Maturity date, and (ii) the Extended Maturity Date, or (iii) the date of payment of the Default amount, to convert the note into equity ownership of the Borrower. The conversion shall be negotiated in good faith. If the parties cannot agree to the Conversion Price, then a third party shall determine the Value of the Borrower and the Conversion Price shall be the Principal Amount (“PA”) of the Note as the numerator and the Value of the Borrower (“V”) shall be the denominator. PA/V=X *100=% of ownership. On December 5, 2019, the Borrower was granted a 6-month extension by the Company that changed the maturity date to June 6, 2020. The Note is currently in default. As such, the Company has elected to reserve the entire Note amount at December 31, 2021 due to the uncertainty of its ability to collect on the Note.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and December 31, 2020

Note 9 —Asset Impairment (continued)

(ii)	On June 25, 2019, the Company entered into a Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement (the “Agreement”) with Innovation Labs, Ltd. and Innovation Shares, LLC. Under the terms of the Agreement, the Company purchased 238,096 Series Post Seed Preferred Stock Shares and 238,096 Series Post Seed Preferred Units for a purchase price of $250,000. As of December 31, 2021, the Company had elected to reserve the entire amount of the investment due to the uncertainty of its ability to liquidate the investment to recover its $250,000 purchase price or recover the investment amount through dividends payable by Innovation Labs, Ltd.

(iii)	In January of 2019, the Company formed Coachill-Inn, LLC (“Coachill-Inn”), a subsidiary of Alternative Hospitality (“AH”), to develop a proposed hotel in Desert Hot Springs, CA. From January through June 2019, the Company was actively engaged in negotiations with the property owner of the proposed location. In June of 2019, Coachill-Inn executed a purchase and sale agreement with Coachillin’ Holdings, LLC (“CHL”) to acquire a 256,132 sq. ft. parcel of land within a 100-acre industrial cannabis park in Desert Hot Springs, CA (the “Property”) to develop the Company’s first hotel project. The purchase price for the property is $5,125,000. CHL was to contribute $3,000,000 toward the purchase price of this property in exchange for a twenty-five percent (25%) ownership interest in Coachill-Inn. AH made an initial non-refundable deposit in the amount of $150,000 toward the purchase of the Property. As of the date of this filing, the Company terminated its participation in the development due to financing issues and has no recourse to recover its deposit.

(iv)	In April of 2019, the Company executed a Membership Interest Purchase Agreement (the “MIPA”) to acquire all of the membership interests in two Nevada limited liability companies that are each the holder of a State of Nevada marijuana license. Marijuana Establishment Registration Certificate, Application No. C202 and Marijuana Establishment Registration Certificate, Application No. P133 (collectively the “Certificates”). The terms of the MIPA required the Company to purchase the licenses for the total sum of $1,250,000 each - $750,000 in cash per license and $500,000 of the Company’s restricted common stock per license. The terms of the MIPA provide for a $250,000 non-refundable down payment and include a short term note in the amount of $500,000 carrying an annual interest rate of two percent (2%) that was due and payable on or before October 18, 2019. On October 17, 2019, the State of Nevada’s Governor issued an executive order restricting the transfer of all Nevada marijuana licenses (the “Moratorium”). As of the date of this filing, the Company has made deposits totaling $550,000. The Company was required to issue 1,000,000 of shares of its restricted common stock in fulfillment of its obligations in the MIPA. As of the date of this filing, these shares have not been issued. The Company also executed a $750,000 long term note (the “LT Note”) in favor of the current license holders that becomes due and payable upon the earliest of a) six months after the transfer of the Certificates to the Company, or b) six months after the production/cultivation is declared fully operational by the applicable regulatory agencies, or c) March 10, 2020. On February 19, 2020, the Company was put on notice by the Seller that it is in default under the terms of the MIPA. Additionally, pursuant to the terms of the MIPA, the Company was required to enter into a $15,000 per month sub-lease (retroactive to March 1, 2019) for the 10-acre cultivation/production facility located in Pahrump, Nye County, NV and install a mobile production trailer. The Company failed to make the required payments under the MIPA and the Agreement was terminated. The Company and has no recourse to recover its deposit.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and December 31, 2020

Note 10 — Notes Payable

Notes payable as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
Note payable bearing interest at 6.50%, originated November 1, 2018, due on October 31, 2023, originally $1,100,000 (i)	$-	$$1,022,565
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022 (ii)	750,000	750,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022 originally $250,000 (iv)	124,728	234,431
Note payable bearing interest at 9.0%, originated January 17, 2019, due on January 16, 2020 originally $150,000 (iii)	-	100,000
Total notes payable	$874,728	$2,106,996
Less: current portion	(874,728)	(1,185,273)
Long-term notes payable	$-	$921,723

(i)	On September 21, 2018, the Company, through its wholly-owned subsidiary Prescott Management, LLC, entered into a contract to purchase an approximately 10,000 square foot office building located at 1300 South Jones Boulevard, Las Vegas, Nevada 89146 for $1,500,000, subject to seller financing in the amount of $1,100,000, amortizing over 30 years at an interest rate of 6.5% per annum with monthly installments of $6,952.75 beginning on November 1, 2018, and continuing on the same day of each month thereafter until October 31, 2019. Upon the one-year anniversary of the note, a principal reduction payment of $50,000 is due, and provided that the monthly payments and the principal reduction payment have been made, the payments will be recalculated and re-amortized on the same terms with a new scheduled monthly payment of $6,559 beginning on November 1, 2019 and continuing until October 31, 2023, at which time the entire sum of principal in the amount of $986,438, plus any accrued interest, is due and payable. The Company closed the purchase on October 18, 2018. On December 12, 2020, the Company entered into a sales contract with Helping Hands Support, Inc. for the sale of the Company’s commercial building. On January 12, 2021, the Company completed the sale of its commercial building for $1,627,500. As of December 31, 2021, the note was paid in full.

(ii)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC, a Wyoming limited liability company. The note accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of December 31, 2021, $750,000 principal and $0 interest remain due. Please see Note 19 — Subsequent Events for further information.

(iii)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of December 31, 2021, $124,728 principal and $1,318 interest remain due.

(iv)	On January 17, 2019, the Company executed a short-term promissory note for $150,000 with Let’s Roll Holdings, LLC, and entity controlled by the Company’s Chief Cultivation Officer and a director. The note accrues interest at 9.0% per annum and is due on January 16, 2020. Principal payments in the amount of $50,000 were made during the year ended December 31, 2019. As of December 31, 2021, the note was paid in full

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and December 31, 2020

Note 10 — Notes Payable (continued)

Amount
Fiscal year ending December 31:
2022	874,728
2023	-
2024	-
2025	-
Thereafter	-
Total minimum loan payments	$874,728

Note 11 — Notes Payable – related parties

Notes payable – related parties as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
Notes payable, related party, bearing interest at 9.0%, originated February 20, 2020, due on February 19, 2021, originally $110,405 (i)	-	110,405
Notes payable, related party, bearing interest at 9.0%, originated April 3, 2020, due on March 30, 2021, originally $90,000 (ii)	-	90,000
Note payable bearing interest at 0.0%, originated December 10, 2021, due on demand, originally $100,000 (iii)	-	100,000
Total notes payable – related parties	$-	$300,405
Less: current portion	-	(300,405)
Long-term notes payable – related parties	$-	$-

(i)	On February 20, 2020, the Company’s subsidiary, Alternative Hospitality, Inc. (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $110,405 that matures on February 19, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $825 due on or before the twentieth day of each month commencing on April 20, 2020. The Borrower was required to make an interest and principal reduction payment in the amount of $1,233 on or before March 20, 2020. The Holder is granted a security interest in that certain real property located at 1300 S. Jones Blvd, Las Vegas, NV 89146, which is owned by the Borrower. As of December 31, 2021, the note was paid in full

(ii)	On March 31, 2020, the Company’s subsidiary, Condo Highrise Management, LLC (the “Borrower”), issued a Short-Term Promissory Note (the “Note”) to Pyrros One, LLC (the “Holder”), an entity controlled by a relative of a director of the Company, in the amount of $90,000 that matures on March 30, 2021. The Note shall bear interest at a rate of 9% per annum with interest-only payments in the amount of $675 due on or before the first day of each month commencing on May 1, 2020. The Holder is granted a security interest in that certain real property located at 4295 Hwy 343, Amargosa, NV 89020. which is owned by the Borrower. The transaction closed on April 3, 2020. As of December 31, 2021, the note was paid in full

(iii)	On January 14, 2021, the Company entered into a Debt Conversion and Stock Purchase Agreement (the “Agreement”) with David Dear (the “Investor”), a director of the Company. Under the terms of the Agreement, the Company issued 526,316 shares of common stock to the Investor in satisfaction of the $100,000 short term loan made to the Company by the Investor on December 10, 2020. As of December 31, 2021, the note was paid in full

Note 12 — Commitments and Contingencies

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and December 31, 2020

Note 12 — Commitments and Contingencies (continued)

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and December 31, 2020

Note 12 — Commitments and Contingencies (continued)

Operating Leases

The Company leases an approximately 17,000 square foot building on 3.92 acres of land in Pahrump, NV. The effective date of the lease was June 24, 2019, has a term of 10 years and the base rent is $10,000 per month. The Company leased a two production / warehouse facility under a cancellable operating lease that expires in June 2027 and September 2029, respectively.

For the years ended December 31, 2021 and 2020, the Company made lease payments in the amount of $- and $-, respectively.

As of December 31, 2021, the Company recorded operating lease liabilities of $769,684 and right of use assets for operating leases of $-. During the year ended December 31, 2021, operating cash outflows relating to operating lease liabilities was ($109,393), and the expense for right of use assets for operating leases was $205,636. As of December 31, 2021, the Company’s operating leases had a weighted-average remaining term of 4.5 years and weighted-average discount rate of 4.5%. Please see Note 15 — Gain on Disposal of Subsidiary for further information.

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of December 31, 2021, are as follows:

Amount
Fiscal year ending December 31:
2022	120,000
2023	120,000
2024	120,000
2025	120,000
Thereafter	450,000
Total minimum lease payments	$930,000

Rent expense, incurred pursuant to operating leases for the year ended December 31, 2021 and 2020, was $88,717 and $341,129, respectively.

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

MJ Holdings, Inc. Complaint

On December 14, 2021, MJ Holdings, Inc. (the “Plaintiff”) filed a Complaint against NCMM, LLC, AP Management, LLC and Valerie Small (collectively, the “Defendants”). In the Complaint, the Plaintiff alleges that the Defendants have refused to return the cannabis that was being stored for Plaintiff under a Storage and Purchase Agreement entered into with AP Management. By failing to return the cannabis to Plaintiff, or Plaintiff’s designee, the Defendants have deprived Plaintiff of the ability to sell, transfer or market the product. In addition, the Defendants have sought to unlawfully extort the Plaintiff for illicit payments of thousands of dollars in money and/or cannabis in exchange for returning the cannabis.

Gappy and Shaba Compliant

On December 3, 2021, a Complaint was filed against MJ Holdings, Inc., HDGLV, LLC, Red Earth, LLC (collectively, the “Defendants”) by Ziad Gappy and David Shaba (collectively, the “Plaintiffs”). In the Complaint, the Plaintiffs allege the Defendants made misleading statements and/or omissions relating to the Company in the Plaintiffs’ negotiation to purchase shares of MJ Holdings, Inc. In addition, the Plaintiffs allege that the Defendants have not honored the 2018 Agreements negotiated between the Plaintiffs and Defendants and that MJ Holdings, Inc. has failed to issue an additional $125,000 in stock due to the Plaintiffs as was agreed to in writing and the Defendants have failed to start the Western Project.

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

Tierney Arbitration

On March 9, 2021, Terrence Tierney, the Company’s former President and Secretary, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for deferred business compensation, expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation and, as such posits that any claims that Tierney may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. After recent arbitrator rulings favorable to the Company, the parties have agreed to postpone the June arbitration and have referred the matter to mediation.

Note 13 — Stockholders’ Equity (Deficit)

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

Preferred Stock Issuances

Year ended December 31, 2021

None

Year ended December 31, 2020

None

At December 31, 2021 and December 31, 2020, there are 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and December 31, 2020

Note 13 — Stockholders’ Equity (Deficit) (continued)

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 71,501,667 shares of Common Stock are issued and outstanding as of December 31, 2021. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the fiscal years ended December 31, 2021 and December 31, 2020, the Company issued and/or sold the following unregistered securities:

Year ended December 31, 2021

On March 8, 2021, the Company issued 526,316 shares of common stock with a fair market value of $410,000 in satisfaction of $100,000 principal and all accrued interest for a note payable to a related party as per the terms of the Debt Conversion and Stock Purchase Agreement dated January 14, 2021.

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

On April 24, 2021, the Company issued 1,000,000 shares of common stock with a fair market value of $630,000 as per the terms of the Termination Agreement with Blue Sky Companies, LLC and Let’s Roll Nevada, LLC.

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

On December 31, 2021, the Company issued 333,334 shares of common stock with a fair market value of $96,501 to an officer for shares purchased in 2018 under the Company’s Regulation D offering.

On December 31, 2021, the Company issued a total of 90,000 shares of common stock with a fair market value of $24,300 to three directors for services rendered during the third and fourth quarters of 2021.

Year ended December 31, 2020

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

For the years ended December 31, 2021 and December 31, 2020

On December 14, 2020, the Company issued 200,000 shares of restricted common stock to a Consultant for consulting services rendered on behalf of the Company.

At December 31, 2021 and December 31, 2020, there are 71,501,667 and 68,613,541 shares of Common Stock issued and outstanding, respectively.

Note 14 — Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income or net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the treasury stock method and reflects the potential dilution that could occur if warrants were exercised and were not anti-dilutive.

For the year ended December 31, 2021, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding warrants and options as of December 31, 2021, to purchase 1,500,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

Note 15 — Gain on Disposal of Subsidiary

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

Note 16 — Stock-Based Compensation

Warrants and Options

A summary of the warrants and options issued, exercised and expired are below:

Stock Options

On September 15, 2020, the Company issued an option to purchase 500,000 shares of common stock to each of Messrs. Balaouras, Bloss and Moyle as per the terms of their employment agreements. The options have a strike price of $0.75 and expire on the three-year anniversary date.

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2020	1,510,000	$0.76	2.69
Issued	-	-	-
Exercised	-	-	-
Expired	(10,000)	1.20	-
Balance at December 31, 2021	1,500,000	$0.75	1.68
Exercisable at December 31, 2021	1,500,000	$0.75	1.68

Options outstanding as of December 31, 2021 and December 31, 2020 were 1,500,000 and 1,510,000, respectively.

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

For the years ended December 31, 2021 and December 31, 2020

On January 11, 2021, the Company issued an accredited investor a Common Stock Purchase Warrant Agreement in conjunction with the July 2020 Securities Purchase Agreement granting the holder the right to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.10 for a term of 4-years.

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2020	1,233,000	$0.83	0.4
Issued	250,000	0.10	3.03
Exercised	-	-	-
Expired	(1,233,000)	0.83	-
Balance at December 31, 2021	250,000	$0.10	3.03

Warrants outstanding as of December 31, 2021 and December 31, 2020 were 250,000 and 1,233,000, respectively.

Note 17 — Income Taxes

The Company’s federal or state income tax expense or benefit for the years ended December 31, 2021 and 2020 are summarized below.

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2021 and 2020.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 21% to the Company’s loss before income taxes as follows:

	December 31, 2021	December 31, 2020
Computed “expected” income tax benefit	$799,540	(832,569)
Change in valuation allowance	-	832,569
Stock-based compensation and services	46,912	-
Non-deductible expenses-Section 280E	71,741	-
NOL utilization	(641,193)	-
Provision for income taxes	$277,000	-

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and December 31, 2020

Note 17 — Income Taxes (continued)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Federal and state NOL carryforward	$2,901,805	3,489,562
Other intangibles	-	63,000
Deferred expenses	-	149,894
Deferred tax assets	2,901,805	3,702,456
Less: Valuation allowance	(2,901,805)	(3,702,456)
Net deferred tax assets	$-	-

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

As of December 31, 2021, the Company had a net operating loss carryforward for federal income tax purposes of approximately $13,818,117 and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2021.

The Company files income tax returns in the U.S. The Company is not currently under examination in any of these jurisdictions and all its tax years remain open to examination due to net operating loss carryforwards.

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2021, no interest or penalties were required to be recognized relating to unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

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

For the years ended December 31, 2021 and December 31, 2020

Note 18 — Related Party Transactions

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of December 31, 2021, the amount due the Company under the short-term loan is $40,165.

Note 19 — Subsequent Events

On February 4, 2022, the Company entered into a Note Modification Agreement (the “Agreement”) with FR Holdings, LLC (the “Holder”)(together, the “Parties”) amending the terms of the Noted Secured by Deed of Trust (the “Secured Note”) entered into by the Parties on January 17, 2018. The Parties agree that the maturity date of the Secured Note being January 31, 2022, has passed and that the balance of the Secured Note is now due (currently Seven-Hundred and Fifty-Thousand Dollars ($750,000.00), and the parties also agree that the conditions in the Secured Note requiring the assessment of the additional Five-Hundred Thousand Dollars ($500,000.00) consulting fee was triggered bringing the total amount owed by the Company under the terms of the Secured Note to One-Million Two-Hundred Fifty-Thousand Dollars ($1,250,000.00). Under the terms of the Agreement, the Company made a payment in the amount of $357,342.88 bringing the new principal balance to $900,000. The interest rate shall be 7% per annum. Future payments shall be calculated on a 20-year amortization with a balloon payment in three years. The first monthly payment of $6,977.69 was made on March 25, 2022 with the final balloon payment due on February 1, 2025.

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.10	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.13	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.14+	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.15+	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.16+	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 22, 2020)
10.17	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.18	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.19	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.20	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.21	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.22	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.23	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.24	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.25	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.26+	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.27	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.28	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.29	Revenue Participation Rights Agreement Amendment No. 1 dated December 8, 2020 (previously filed on Form 10-Q as filed with the SEC on January 15, 2021)
10.30	Amendment to Consulting Agreement dated December 14, 2020 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.31	Common Stock Warrant Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.32	Letter of Intent between MJ Holdings, Inc. and MJ Distributing, Inc. dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.33	Debt Conversion and Stock Purchase Agreement entered into between MJ Holdings, Inc. and David Dear dated January 14, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.34	Notice of Termination dated January 21, 2021 (previously filed on Form 8-K as filed with the SEC on January 27, 2021)
10.35	Cultivation and Sales Agreement between MJ Holdings, Inc. and MKC Development Group, LLC dated January 22, 2021 (previously filed on Form 8-K as filed with the SEC on February 1, 2021)
10.36	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.37	Promissory Note between MJ Holdings, Inc. and Pyrros One, LLC dated January 12, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.38	Stock Purchase Agreement between MJ Holdings, Inc. and ATG Holdings, LLC dated February 17, 2020 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.39	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated February 25, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.40	Convertible Promissory Note between GeneRx and MJ Holdings, Inc. dated March 12, 2021 (previously filed on Form 8-K as filed with the SEC on March 19, 2021)
10.41	Termination Agreement between the Company, Blue Sky Companies, LLC and Let’s Roll Nevada, LLC dated March 24, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.42	Cultivation and Sales Agreement between MJ Holdings, Inc. and Natural Green, LLC dated March 26, 2021 (previously filed on Form 8-K as filed with the SEC on April 12, 2021)
10.43	Cultivation and Sales Agreement between MJ Holdings, Inc. and Green Grow Investments Corporation dated May 7, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.44	Cooperation and Release Agreement Richard S. Groberg, RSG Advisors, LLC and MJ Holdings, Inc. dated May 12, 2021 (previously filed on Form 10-Q as filed with the SEC on May 18, 2021)
10.45	Corporate Advisory Agreement (Research & Development) between the Company and GYB, LLC dated May 18, 2021 (previously filed on Form 8-K as filed with the SEC on May 21, 2021)
10.46	Corporate Advisory Agreement (M&A and Funding) between the Company and GYB, LLC dated May 18, 2021 (previously filed on Form 8-K as filed with the SEC on May 21, 2021)
10.47	Cultivation and Sales Agreement between MJ Holdings, Inc. and RK Grow LLC dated June 22, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.48	Consulting Agreement between MJ Holdings, Inc. and Wolfpack Consulting, LLC dated June 17, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.49	Stipulation and Order for Settlement of Disciplinary Action (previously filed on Form 8-K as filed with the SEC on August 2, 2021)
10.50	Termination Agreement dated August 26, 2021 (previously filed on Form 8-K as filed with the SEC on October 7, 2021)
10.51*	Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding
10.52*	Note Modification Agreement
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Chief Executive Officer
(Principal Executive Officer)
Date:	June 21, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Roger Bloss	Chief Executive Officer and Director (Principal Executive Officer)	June 21, 2022
Roger Bloss

/s/ Paris Balaouras	Chief Cultivation Officer and Chairman of the Board	June 21, 2022
Paris Balaouras

/s/ David Dear	Director	June 21, 2022
David Dear

50