Form 10-Q
period 2022-03-31
MJ Holdings, Inc.
filed 2022-07-20
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MJNE	OTC Markets “Pink” Marketplace

As of July 20, 2022, there were 71,501,667 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2022 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

ii

PART I

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022,	December 31, 2021,
	(Unaudited)
ASSETS
Current assets
Cash	$3,321,111	$4,699,372
Accounts receivable	18,849	7,989
Prepaid expenses	2,604	-
Convertible note receivable	500,000	500,000
Loan receivable – related party	138,316	40,165
Total current assets	3,980,880	5,247,526

Property and equipment, net	2,512,498	2,578,931
Deposits	1,016,184	1,016,184
Total non-current assets	3,528,682	3,595,115

Total assets	$7,509,562	$8,842,641

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,655,128	$1,750,402
Contract liabilities	1,735,000	1,404,444
Income taxes payable	277,000	277,000
Current portion of long-term notes payable	1,020,139	874,728
Current portion of operating lease obligation	83,410	83,410

Total current liabilities	4,770,677	4,389,984

Non-current liabilities
Operating lease obligation, net of current portion	686,274	686,274

Total non-current liabilities	686,274	686,274

Total liabilities	5,456,951	5,076,258

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 71,501,667 and 71,501,667 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	71,500	71,500
Additional paid-in capital	20,286,607	20,279,897
Common stock issuable	84	84
Accumulated deficit	(18,193,111)	(16,472,629)
Total stockholders’ equity attributable to MJ Holdings, Inc.	2,165,080	3,878,852
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity	2,052,611	3,766,383
Total liabilities and stockholders’ equity	$7,509,562	$8,842,641

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2022	2021

Revenue, net	$31,841	$307,375

Operating expenses
General and administrative	1,764,943	2,819,926
Depreciation	42,394	97,470
Marketing and selling	4,882	-
Total operating expenses	1,812,219	2,917,396

Operating loss	(1,780,378)	(2,610,021)

Other income (expense)
Interest expense	(26,028)	(17,227)
Interest income	23,980	4,662
Miscellaneous expense	-	41,726
Miscellaneous income	17,500	-
Loss on conversion of related party note payable	-	(310,526)
Gain on sale of marketable securities	-	9,857,429
Gain on sale of luxury box	44,444	-
Gain on sale of commercial building	-	260,141
Total other income (expense)	59,896	9,836,205

Net income (loss) before income taxes	(1,720,482)	7,226,184
Provision for income tax	-	-
Net income (loss)	$(1,720,482)	$7,226,184
Net income (loss) attributable to common stockholders per share:
Net loss per share - basic	$(0.02)	$0.10
Net loss per share - diluted	$(0.02)	$0.10
Weighted average number of shares outstanding - basic	71,501,667	68,877,240
Weighted average number of shares outstanding - diluted	71,751,667	69,097,364

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the three months ended March 31, 2022 and 2021
	Common Stock Issuable		Common Stock		Additional paid in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance at January 1, 2022	82,554	84	71,501,667	71,500	20,279,897	(112,469)	(16,472,629)	3,766,383
Stock based compensation	-	-	-	-	6,710	-	-	6,710
Net loss for the period ended March 31, 2022	-	-	-	-	-	-	(1,720,482)	(1,720,482)
Balance at March 31, 2022	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(18,193,111)	$2,052,611

Balance at January 1, 2021	-	$-	68,613,541	$68,613	$18,748,688	$(112,469)	$(20,002,960)	$(1,298,128)
Common stock to be issued for termination of rights participation agreement	1,000,000	1,000	-	-	629,000	-	-	630,000
Issuance of common stock for services	-	-	225,000	225	134,775	-	-	135,000
Issuance of common stock for cash	-	-	263,158	263	49,737	-	-	50,000
Issuance of common stock for loan payable conversion	-	-	526,316	526	410,000	-	-	410,526
Stock based compensation	-	-	-	-	7,841	-	-	7,841
Net loss for the period ended March 31, 2021	-	-	-	-	-	-	7,226,184	7,226,184
Balance at March 31, 2021	1,000,000	$1,000	69,628,015	$69,627	$19,980,041	$(112,469)	$(12,776,776)	$7,161,423

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(1,720,482)	$7,226,184
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	-	19,468
Common stock issued for prepaid services	-	135,000
Depreciation	42,394	135,000
Gain on sale of cost method investments	-	(9,857,429)
Gain on sale of commercial building	-	(260,141)
Gain on sale of luxury box	(44,444)	-
Stock based compensation	6,710	7,841
Common stock to be issued for termination of rights participation agreement	-	630,000
Loss on conversion of related party note payable	-	310,526
Changes in operating assets and liabilities:
Accounts receivable	(10,860)	(5,666)
Prepaid expenses	(2,604)	(109,030)
Deposits	-	(300,000)
Accounts payable and accrued liabilities	799,166	(686,444)
Other current assets	-	(50,000)
Other current liabilities	-	126,033
Operating lease liability	-	(19,468)
Net cash (used in) operating activities	(930,110)	(2,735,731)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(111,039)
Proceeds from sale of commercial building	-	1,627,500
Purchase of marketable securities	-	(200,000)
Proceeds from the issuance of convertible note receivable	-	(300,000)
Proceeds from the sale of marketable securities	-	10,207,504
Loan receivable	(98,151)	-
Net cash (used in) provided by investing activities	(98,151)	11,223,965

Financing activities
Proceeds from notes payable	-	300,000
Repayment of notes payable	(350,000)	(1,527,728)
Proceeds from common stock issued for cash	-	50,000
Net cash (used in) financing activities	(350,000)	(1,177,728)

Net change in cash	(1,378,261)	7,310,506

Cash, beginning of period	4,699,372	117,536

Cash, end of period	$3,321,111	$7,428,042

Supplemental disclosure of cash flow information:
Interest paid	$-	$72,684
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of stock for conversion of related party note payable	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Three Months Ended March 31, 2022 and 2021

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

	March 31, 2022	December 31, 2021
Accounts receivable	$53,781	$50,179
Less allowance	(34,932)	(42,190)
Net accounts receivable	$18,849	$7,989

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

For the Three Months Ended March 31, 2022 and 2021

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $- and $14,845 for the three months ended March 31, 2022 and year ended December 31, 2021, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

All of the Company’s revenue, during the three months ended March 31, 2022, was derived as rental income from the Company’s THC Park. The majority of the Company’s revenue, during the three months ended March 31, 2021, was derived under the agreements, Consulting Agreement and Equipment Lease Agreement, entered into with Acres Cultivation, LLC. Revenue derived from consulting services fees are recognized over the term of the arrangement as services are provided. Revenue is presented net of discounts, fees and other related taxes. Revenue derived from equipment leases is recognized when the lease agreement is entered into and control of the equipment has passed to the customer. The Company’s remaining revenue is derived from its rental property in Nye County, Nevada. Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for use by the lessee.

	For the three months ended
	March 31,
	2021	2020
Revenues:
Rental income (i)	$31,841	$22,499
Management income (ii)	-	306,112
Equipment lease income (ii)	-	127,547
Total	$31,841	$456,158

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company will not generate any further revenue under the Acres relationship.

Contract Balances

The Company receives payments for new Cultivation and Sales Agreements (the “Agreements”) upon signing and defers revenue recognition for these payments until certain milestones are met as per the terms of the Agreements. In addition, the Company sold its luxury suite at the Raiders Stadium and amortizes the income from this sale at each home game. These payments represent contract liabilities and are recorded as such on the balance sheet. As of March 31, 2022 and December 31, 2021, the Company had $1,735,000 and $1,404,444 contract liabilities, respectively.

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

For the Three Months Ended March 31, 2022 and 2021

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

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $18,193,111 as of March 31, 2022. The Company had negative cash flows from operations of $930,110 for the three months ended March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash. Historically, the Company has financed its operations principally through equity and debt financing.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 4 — Inventory

Inventory at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Inventory – finished goods (i)	$1,271,402	$1,271,402
Storage inventory (ii)(iii)	498,675	498,675
Less reserve	(1,770,077)	(1,770,077)
Inventory, net	$-	$-

(i)	On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. During the year ended December 31, 2021, the Company relocated all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. As part of the termination, the Company was granted the right to retain 3,654 lbs. of cannabis from the Cultivation Facility.

(ii)	On April 14, 2021, the Company entered into a storage work order with TapRoot Labs (“TapRoot”). Under the terms of the work order, the Company stored 1827 lbs. of fresh frozen flower (“Product”) with TapRoot at a rate of $6,000/ month. Rent was payable through Product stored with TapRoot at the rate of $175/lb. The work order had a term of 5 months and then continued on a month-to-month basis upon the same terms. At March 31, 2022, the Company had 979.41 lbs. stored with TapRoot. The Company has elected to reserve the full amount of Product stored with TapRoot as it does not anticipate any future sales will be made.

(iii)	On April 13, 2021, the Company entered into a Storage & Purchase Agreement (the “Agreement”) with AP Management, LLC (“AP”). Under the terms of the Agreement, the Company stored 1827 lbs. of fresh frozen flower (“Product”) with AP. AP was granted the exclusive right to purchase the Product at a rate of $175/lb for the first 30 days of storage. After 30 days, the Company had the right to make sales to third parties. At March 31, 2022, the Company had 1827 lbs. stored with AP. The Company has elected to reserve the full amount of Product stored with AP as it does not anticipate any future sales will be made. Please see Item 1. Legal Proceedings for further information.

Note 5 — Note Receivable

Note receivable at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Note receivable- GeneRx (i)	500,000	500,000
Total	$500,000	$500,000

i.	On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $300,000. The Note has a term of one year (March 12, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded $300,000 on March 15, 2021, $150,000 on April 2, 2021 and $50,000 on April 7, 2021. As of March 31, 2022, $500,000 principal was due on the Note.

ii.	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

Note 6 — Property and Equipment

Property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Leasehold Improvements	$256,323	$654,628
Machinery and Equipment	646,025	244,583
Building and Land	1,650,000	1,650,000
Furniture and Fixtures	566,220	566,220
Total property and equipment	3,118,568	3,115,431

Less: Accumulated depreciation	(606,070)	(536,500)
Property and equipment, net	$2,512,498	$2,578,931

Depreciation expense for the three months ended March 31, 2022 and 2021 was $42,394 and $97,470, respectively.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of March 31, 2022, the amount due the Company under the short-term loan is $40,165.

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of the Subsidiary, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and the Subsidiary was terminated as of the date of the Termination Agreement resulting in the return of ownership of the Subsidiary to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. Please see Note 14 — Related Party Transactions for further information.

On September 2, 2021, the Company received approval of the Termination Agreement from the CCB.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 8 —Deposits

Deposits as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
MJ Distributing, Inc. (i)	1,016,184	1,016,184
Total	$1,016,184	$1,016,184

(i)	On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

Note 9 — Notes Payable

Notes payable as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022, originally $750,000 (i)	$896,535	$750,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (iv)	123,604	124,728
Total notes payable	$1,020,139	$874,728
Less: current portion	(1,020,139)	(874,728)
Long-term notes payable	$-	$-

(i)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC (the “Holder”), a Wyoming limited liability company. The Noted Secured by Deed of Trust (the “Secured Note”) accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of December 31, 2021, $750,000 principal and $0 interest remain due. On February 4, 2022, the Company entered into a Note Modification Agreement (the “Agreement”) with the Holder amending the terms of the Secured Note. The Parties agree that the maturity date of the Secured Note being January 31, 2022, had passed and that the balance of the Secured Note is now due (currently Seven-Hundred and Fifty-Thousand Dollars ($750,000.00), and the parties also agree that the conditions in the Secured Note requiring the assessment of the additional Five-Hundred Thousand Dollars ($500,000.00) consulting fee was triggered bringing the total amount owed by the Company under the terms of the Secured Note to One-Million Two-Hundred Fifty-Thousand Dollars ($1,250,000.00). Under the terms of the Agreement, the Company made a payment in the amount of $357,342.88 bringing the new principal balance to $900,000. The interest rate shall be 7% per annum. Future payments shall be calculated on a 20-year amortization with a balloon payment in three years. The first monthly payment of $6,977.69 was made on March 25, 2022 with the final balloon payment due on February 1, 2025. As of March 31, 2022, $896,535 principal remains due.

(ii)

On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of March 31, 2022, $123,604 principal remains due.

Amount
Fiscal year ending December 31:
2022 (excluding the three months ended March 31, 2022)	1,020,139
2023	-
2024	-
2025	-
Thereafter	-
Total minimum loan payments	$1,020,139

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 10 — Commitments and Contingencies

Employment Agreements

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 10 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a two production / warehouse facility under a non-cancelable operating lease that expires in June 2027 and September 2029, respectively.

As of March 31, 2022, the Company recorded operating lease liabilities of $686,274 and right of use assets for operating leases of $0. During the three months ended March 31, 2022, operating cash outflows relating to operating lease liabilities was $-. As of March 31, 2022, the Company’s operating leases had a weighted-average remaining term of 4.2 years.

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of March 31, 2022, are as follows:

Amount
Fiscal year ending December 31:
2022 (excluding the three months ended March 31, 2022)	90,000
2023	120,000
2024	120,000
2025	120,000
Thereafter	450,000
Total minimum lease payments	$900,000

Rent expense, incurred pursuant to operating leases for the three months ended March 31, 2022 and 2021, was $30,000 and $60,937, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit)

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 71,501,667 shares of Common Stock are issued and outstanding as of March 31, 2022. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the three months ended March 31, 2022, the Company issued and/or sold the following unregistered securities:

None

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit) (continued)

At March 31, 2022 and December 31, 2021, there are 71,501,667 and 71,501,667 shares of Common Stock issued and outstanding, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit) (continued)

Preferred Stock Issuances

For the three months ended March 31, 2022

None

At March 31, 2022 and December 31, 2021, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

For the three months ended March 31, 2022, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding options as of March 31, 2022, to purchase 1,500,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

Note 13 — Stock Based Compensation

Warrants and Options

A summary of the warrants and options issued, exercised and expired are below:

Stock Options

On September 15, 2020, the Company issued an option to purchase 500,000 shares of common stock to each of Messrs. Balaouras, Bloss and Moyle as per the terms of their employment agreements. The options have a strike price of $0.75 and expire on the three-year anniversary date.

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2021	1,500,000	$0.75	1.68
Issued
Exercised	-	-	-
Expired	-	-	-
Balance at March 31, 2022	1,500,000	$0.75	1.33
Exercisable at March 31, 2022	1,500,000	$0.75	1.33

Options outstanding as of March 31, 2022 and December 31, 2021 were 1,500,000 and 1,500,000, respectively.

Warrants

On January 11, 2021, the Company issued an accredited investor a Common Stock Purchase Warrant Agreement in conjunction with the July 2020 Securities Purchase Agreement granting the holder the right to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.10 for a term of 4-years.

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2021	250,000	$0.10	3.3
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at March 31, 2022	250,000	$0.10	3.0

Warrants outstanding as of March 31, 2022 and December 31, 2021 were 250,000 and 250,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 14 — Related Party Transactions

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of March 31, 2022, the amount due the Company under the short-term loan is $138,316.

Note 15 — Subsequent Events

On July 8, 2022, MJ Holdings, Inc. (the “Buyer”) entered into a Common Stock Purchase Agreement (the “Agreement”) with MJH Research, Inc. (the “Company”), a Florida corporation, and Sunstate Futures, LLC (the “Seller”), a Florida limited liability company. Under the terms of the Agreement, the Seller agreed to sale all issued and outstanding shares of common stock (100,000 shares) (the “Common Stock”) of the Company to the Buyer. In consideration of the purchase of the shares of Common Stock, the Buyer agreed to issue the Seller seven million (7,000,000) shares of its common stock. The transaction closed on July 11, 2022.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of March 31, 2022, the amount due the Company under the short-term loan is $XX.

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of Red Earth, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. On September 2, 2021, the Company received approval of the Termination Agreement from the CCB. Please see Note 14 — Related Party Transactions for further information.

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

Red Earth, LLC

Red Earth, established in 2016, was a wholly owned subsidiary of the Company from December 15, 2017 until August 30, 2019 prior to the Company selling a forty-nine percent (49%) interest in Red Earth to Element NV, LLC, an unrelated third party (See further description of the transaction hereinabove). Red Earth’s assets consist of: (i) a cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada, and (ii) all of the outstanding membership interests in HDGLV, which holds a triple net leasehold interest in a 17,298 square-foot building in Las Vegas, Nevada, which it expects to operate as an indoor marijuana cultivation facility. In July 2018, the Company completed the first phase of construction on this facility, and it received a City of Las Vegas Business License to operate a marijuana cultivation facility. On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of the Subsidiary, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and the Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Please see Note 7 — Intangible Assets and Note 14 — Related Party Transactions for further information.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the interim period ended March 31, 2022.

Please see our Annual Report on Form 10-K for the year ended December 31, 2021 filed on June 16, 2022, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

The Company’s revenue was $31,841 for the three months ended March 31, 2022, compared to $307,375 for the three months ended March 31, 2021. The decrease in revenue for the three months ended March 31, 2022 versus the three months ended March 31, 2021 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC. Revenue, by class, is as follows:

	For the three months ended
	March 31,
	2022	2021
Revenues:
Rental income (i)	$31,841	$19,861
Management income (ii)	-	202,951
Equipment lease income (ii)	-	84,563
Total	$31,841	$307,375

(i)	The rental income is from the Company’s THC Park.
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

Operating Expenses

Direct costs of revenues were $- and $- for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended
Direct costs of revenue:	March 31,
	2022	2021
Management and equipment lease income	$-	$-
Total	$-	$-

The direct costs of revenue of $- for the three months ended March 31, 2022 is attributable to: labor, compliance, testing and others related expenses – all of which are directly related to the Consulting and Equipment Lease Agreements with the Licensed Operator.

General and administrative

For the three months ended March 31, 2022, our general and administrative expenses were $1,764,943 compared to $2,819,926 for the three months ended March 31, 2021, resulting in a decrease of $1,054,983. The decrease was largely attributable to the termination of the management agreement with Acres Cultivation, LLC.

Other Income (Expense)

For the three months ended March 31, 2022, our other income (expense) were $59,896 compared to $9,836,205 for the three months ended March 31, 2021, resulting in a decrease in other income of $9,776,309. The decrease was largely attributable to the Company’s liquidation of its marketable securities held for sale during the three months ended March 31, 2021 as compared to no liquidation of marketable securities in the three months ended March 31, 2022.

Net Income (Loss)

Net loss attributable to common shareholders was ($1,997,482) for the three months ended March 31, 2022, compared to net income of $7,226,184 for the three months ended March 31, 2021. The decrease in net income for the three months ended March 31, 2022 as compared to the same period in 2021 is largely attributable to the Company’s liquidation of its marketable securities held for sale during the three months ended March 31, 2021 as compared to no liquidation of marketable securities in the three months ended March 31, 2022.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended March 31, 2022 and 2021:

	2022	2021
Cash Flows:

Net cash (used in) operating activities	(930,110)	(2,735,731)
Net cash (used by) provided by investing activities	(98,151)	11,223,965
Net cash (used in) provided by financing activities	(350,000)	(1,177,728)

Net increase (decrease) in cash	(1,378,621)	7,310,506
Cash at beginning of period	4,699,372	117,536

Cash at end of period	$3,321,111	$7,428,042

The Company had cash of $3,321,111 at March 31, 2022 compared with cash of $7,428,042 at March 31, 2021.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022, was $930,110 versus $2,735,731 for the three months ended March 31, 2021. The decrease in cash used in operating activities for the three months ended March 31, 2022 included a net loss of $1,720,482 offset by an increase in accounts payable and accrued expenses of $799,166.

Investing Activities

Net cash (used in) provided by investing activities during the three months ended March 31, 2022, was ($98,151) as compared to $11,223,965 for the three months ended March 31, 2021. The decrease in cash provided by investing activities for the three months ended March 31, 2022 is largely attributable to the proceeds from the sale of its marketable securities held for sale related to the sale of the Company’s equity holding in the common stock of Healthier Choice Management Corporation (“HCMC”) during the three months ended March 31, 2021 as compared to no liquidation of marketable securities in the three months ended March 31, 2022.

Financing Activities

Net cash (used in) financing activities during the three months ended March 31, 2022, was ($350,000) as compared to ($1,177,728) for the three months ended March 31, 2021. The decrease in cash flow from financing activities for the three months ended March 31, 2022 is largely attributable to repayment on notes payable of $350,000.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2022 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock

For the three months ended March 31, 2022

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.10	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.13	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.14+	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.15+	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.16+	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.17	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.18	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.19	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.20	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.21	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.22	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.23	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.24	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.25	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.26+	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.27	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.28	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.29	Revenue Participation Rights Agreement No. 1 dated December 8, 2020 (previously filed on Form 10-Q as filed with the SEC on January 15, 2021)
10.30	Amendment to Consulting Agreement dated December 14, 2020 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.31	Common Stock Warrant Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.32	Letter of Intent between MJ Holdings, Inc. and MJ Distributing, Inc. dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.33	Debt Conversion and Stock Purchase Agreement entered into between MJ Holdings, Inc. and David Dear dated January 14, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.34	Notice of Termination dated January 21, 2021 (previously filed on Form 8-K as filed with the SEC on January 27, 2021)
10.35	Cultivation and Sales Agreement between MJ Holdings, Inc. and MKC Development Group, LLC dated January 22, 2021 (previously filed on Form 8-K as filed with the SEC on February 1, 2021)
10.36	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.37	Promissory Note between MJ Holdings, Inc. and Pyrros One, LLC dated January 12, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.38	Stock Purchase Agreement between MJ Holdings, Inc. and ATG Holdings, LLC dated February 17, 2020 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.39	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated February 25, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.40	Convertible Promissory Note between GeneRx and MJ Holdings, Inc. dated March 12, 2021 (previously filed on Form 8-K as filed with the SEC on March 19, 2021)
10.41	Termination Agreement between the Company, Blue Sky Companies, LLC and Let’s Roll Nevada, LLC dated March 24, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.42	Cultivation and Sales Agreement between MJ Holdings, Inc. and Natural Green, LLC dated March 26, 2021 (previously filed on Form 8-K as filed with the SEC on April 12, 2021)
10.43	Cultivation and Sales Agreement between MJ Holdings, Inc. and Green Grow Investments Corporation dated May 7, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.44	Cooperation and Release Agreement Richard S. Groberg, RSG Advisors, LLC and MJ Holdings, Inc. dated May 12, 2021 (previously filed on Form 10-Q as filed with the SEC on May 18, 2021)
10.45	Corporate Advisory Agreement (Research & Development) between the Company and GYB, LLC dated May 18, 2021 (previously filed on Form 8-K as filed with the SEC on May 21, 2021)
10.46	Corporate Advisory Agreement (M&A and Funding) between the Company and GYB, LLC dated May 18, 2021 (previously filed on Form 8-K as filed with the SEC on May 21, 2021)
10.47	Cultivation and Sales Agreement between MJ Holdings, Inc. and RK Grow LLC dated June 22, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.48	Consulting Agreement between MJ Holdings, Inc. and Wolfpack Consulting, LLC dated June 17, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.49	Stipulation and Order for Settlement of Disciplinary Action (previously filed on Form 8-K as filed with the SEC on August 2, 2021)
10.50	Termination Agreement dated August 26, 2021 (previously filed on Form 8-K as filed with the SEC on October 7, 2021)
10.51	Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.52	Note Modification Agreement (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.53	Common Stock Purchase Agreement between the Company, MJH Research, Inc. and Sunstate Futures, LLC dated July 8, 2022 (previously filed on Form 8-K as filed with the SEC on July 13, 2022)
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Chief Executive Officer
(Principal Executive Officer)
Date:	July 20, 2022

