Form 10-Q/A
period 2022-03-31
MJ Holdings, Inc.
filed 2022-08-05
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 5, 2022, there were 79,327,355 shares of our Common Stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Form 10-Q/A”) of MJ Holdings, Inc. (the “Company”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, which was originally filed with the Securities and Exchange Commission on July 20, 2022 (the “Original Form 10-Q”). The Original Form 10-Q was not reviewed by the Company’s independent registered public accounting firm. The Company subsequently terminated its prior independent registered public accounting firm, Sadler, Gibb & Associates, LLC, and engaged Fruci & Associates II, PLLC (“Fruci”) as its’ new independent registered public accounting firm. This Form 10-Q/A has been reviewed by Fruci. The material changes to the Original Form 10-Q are updates to subsequent events in Note 15 of the financial statements and updates to the filing date and certifications.

MJ HOLDINGS, INC.

FORM 10-Q/A

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A for the period ended March 31, 2022 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q/A is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q/A is filed to confirm these statements to actual results, unless required by law.

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

ii

PART I

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$3,321,111	$4,699,372
Accounts receivable	18,849	7,989
Prepaid expenses	2,604	-
Convertible note receivable	500,000	500,000
Loan receivable – related party	138,316	40,165
Total current assets	3,980,880	5,247,526

Property and equipment, net	2,512,498	2,578,931
Deposits	1,016,184	1,016,184
Total non-current assets	3,528,682	3,595,115

Total assets	$7,509,562	$8,842,641

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,655,128	$1,750,402
Contract liabilities	1,735,000	1,404,444
Income taxes payable	277,000	277,000
Current portion of long-term notes payable	1,020,139	874,728
Current portion of operating lease obligation	83,410	83,410

Total current liabilities	4,770,677	4,389,984

Non-current liabilities
Operating lease obligation, net of current portion	686,274	686,274

Total non-current liabilities	686,274	686,274

Total liabilities	5,456,951	5,076,258

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 71,501,667 and 71,501,667 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	71,500	71,500
Additional paid-in capital	20,286,607	20,279,897
Common stock issuable	84	84
Accumulated deficit	(18,193,111)	(16,472,629)
Total stockholders’ equity attributable to MJ Holdings, Inc.	2,165,080	3,878,852
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity	2,052,611	3,766,383
Total liabilities and stockholders’ equity	$7,509,562	$8,842,641

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2022	2021

Revenue, net	$31,841	$307,375

Operating expenses
General and administrative	1,764,943	2,805,927
Depreciation	42,394	97,470
Marketing and selling	4,882	-
Total operating expenses	1,812,219	2,903,397

Operating loss	(1,780,378)	(2,596,022)

Other income (expense)
Interest expense	(26,028)	(17,227)
Interest income	23,980	4,662
Miscellaneous expense	-	(4,586)
Miscellaneous income	17,500	-
Loss on conversion of related party note payable	-	(310,526)
Gain on sale of marketable securities	-	9,857,429
Gain on sale of luxury box	44,444	-
Gain on sale of commercial building	-	260,141
Other income	-	46,312
Total other income (expense)	59,896	9,836,205

Net income (loss) before income taxes	(1,720,482)	7,240,183
Provision for income tax	-	-
Net income (loss)	$(1,720,482)	$7,240,183
Net income (loss) attributable to common stockholders per share:
Net loss per share - basic	$(0.02)	$0.11
Net loss per share - diluted	$(0.02)	$0.11
Weighted average number of shares outstanding - basic	71,501,667	68,877,240
Weighted average number of shares outstanding - diluted	71,501,667	69,097,364

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the three months ended March 31, 2022 and 2021
	Common Stock Issuable		Common Stock		Additional paid in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance at January 1, 2022	82,554	$84	71,501,667	$71,500	$20,279,897	$(112,469)	$(16,472,629)	$3,766,383
Stock based compensation	-	-	-	-	6,710	-	-	6,710
Net loss for the period ended March 31, 2022	-	-	-	-	-	-	(1,720,482)	(1,720,482)
Balance at March 31, 2022	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(18,193,111)	$2,052,611

Balance at January 1, 2021	-	$-	68,613,541	$68,613	$18,748,688	$(112,469)	$(20,002,960)	$(1,298,128)
Common stock to be issued for termination of rights participation agreement	1,000,000	1,000	-	-	629,000	-	-	630,000
Issuance of common stock for services	-	-	225,000	225	134,775	-	-	135,000
Issuance of common stock for cash	-	-	263,158	263	49,737	-	-	50,000
Issuance of common stock for loan payable conversion	-	-	526,316	526	410,000	-	-	410,526
Stock based compensation	-	-	-	-	7,841	-	-	7,841
Net loss for the period ended March 31, 2021	-	-	-	-	-	-	7,240,183	7,240,183
Balance at March 31, 2021	1,000,000	$1,000	69,628,015	$69,627	$19,980,041	$(112,469)	$(12,762,777)	$7,175,422

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(1,720,482)	$7,240,183
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	-	19,468
Common stock issued for prepaid services	-	135,000
Depreciation	42,394	97,470
Gain on sale of cost method investments	-	(9,857,429)
Gain on sale of commercial building	-	(260,141)
Gain on sale of luxury box	(44,444)	-
Stock based compensation	6,710	7,841
Common stock to be issued for termination of rights participation agreement	-	630,000
Loss on conversion of related party note payable	-	310,526
Changes in operating assets and liabilities:
Accounts receivable	(10,850)	(5,666)
Prepaid expenses	(2,604)	(210,000)
Deposits	-	(700,444)
Accounts payable and accrued liabilities	799,166	(89,030)
Other current assets	-	(50,000)
Other current liabilities	-	66,352
Operating lease liability	-	(19,468)
Net cash (used in) operating activities	(930,110)	(2,685,338)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(111,039)
Proceeds from sale of commercial building	-	1,627,500
Purchase of marketable securities	-	(200,000)
Proceeds from the issuance of convertible note receivable	-	(300,000)
Proceeds from the sale of marketable securities	-	10,207,429
Loan receivable	(98,151)	-
Net cash (used in) provided by investing activities	(98,151)	11,223,890

Financing activities
Proceeds from notes payable	-	300,000
Repayment of notes payable	(350,000)	(1,527,728)
Proceeds from common stock issued for cash	-	50,000
Net cash (used in) financing activities	(350,000)	(1,177,728)

Net change in cash	(1,378,261)	7,360,824

Cash, beginning of period	4,699,372	117,536

Cash, end of period	$3,321,111	$7,478,360

Supplemental disclosure of cash flow information:
Interest paid	$-	$72,684
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of stock for conversion of related party note payable	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

Note 1 — Nature of the Business

MJ Holdings, Inc. (OTCQB: MJNE) is a highly-diversified cannabis holding company providing cultivation management, asset and infrastructure development – currently concentrated in the Las Vegas market. It is the Company’s intention to grow its business and provide a 360-degree spectrum of infrastructure, including, cannabis cultivation, production of cannabis related products, management services, dispensaries and consulting services. The Company intends to grow its business through joint ventures with existing companies possessing complementary subject matter expertise, acquisition of existing companies and through the development of new opportunities. The Company intends to “prove the concept” profitably in the rapidly expanding Las Vegas market and then use that anticipated success as a template for replicating the concept in other developing states through a combination of strategic partnerships, acquisitions and opening new operations.

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

Amount
Fiscal year ending December 31:
2022 (excluding the three months ended March 31, 2022)	$1,020,139
2023	-
2024	-
2025	-
Thereafter	-
Total minimum loan payments	$1,020,139

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

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of March 31, 2022, are as follows:

Amount
Fiscal year ending December 31:
2022 (excluding the three months ended March 31, 2022)	$90,000
2023	120,000
2024	120,000
2025	120,000
2026	120,000
Thereafter	330,000
Total minimum lease payments	$900,000

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

Tierney Arbitration

On March 9, 2021, Terrence Tierney, the Company’s former President and Secretary, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for deferred business compensation, expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation and, as such posits that any claims that Tierney may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. After recent arbitrator rulings favorable to the Company, the parties agreed to postpone the June arbitration and have referred the matter to mediation. On June 23, 2022, the parties participated in mediation without resolution. The parties have met and conferred and are scheduled to proceed with arbitration on November 7-10, 2022.

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

Note 15 — Subsequent Events

On April 18, 2022, the Company issued a total of 45,000 shares of common stock with a fair market value of $13,500 to three directors for services rendered during the first quarter of 2022.

On July 8, 2022, MJ Holdings, Inc. (the “Buyer”) entered into a Common Stock Purchase Agreement (the “Agreement”) with MJH Research, Inc. (the “Company”), a Florida corporation, and Sunstate Futures, LLC (the “Seller”), a Florida limited liability company. Under the terms of the Agreement, the Seller agreed to sale all issued and outstanding shares of common stock (100,000 shares) (the “Common Stock”) of the Company to the Buyer. In consideration of the purchase of the shares of Common Stock, the Buyer agreed to issue the Seller seven million (7,000,000) shares of its common stock. The transaction closed on July 11, 2022. Net assets and liabilities of MJH Research, Inc. were approximately $5,000 and consideration on the acquisition date equated to approximately $1,955,000, most of which would be applied to intellectual property related to research of MJH Research, Inc.

On July 15, 2022, the Company issued a total of 45,000 shares of common stock with a fair market value of $12,128 to three directors for services rendered during the second quarter of 2022.

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

Company Overview

MJ Holdings, Inc. (OTCQB: MJNE) is a highly-diversified cannabis holding company providing cultivation management, asset and infrastructure development – currently concentrated in the Las Vegas market. It is the Company’s intention to grow its business and provide a 360-degree spectrum of infrastructure, including, cannabis cultivation, production of cannabis related products, management services, dispensaries and consulting services. The Company intends to grow its business through joint ventures with existing companies possessing complementary subject matter expertise, acquisition of existing companies and through the development of new opportunities. The Company intends to “prove the concept” profitably in the rapidly expanding Las Vegas market and then use that anticipated success as a template for replicating the concept in other developing states through a combination of strategic partnerships, acquisitions and opening new operations.

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

General and administrative

For the three months ended March 31, 2022, our general and administrative expenses were $1,764,943 compared to $2,805,927 for the three months ended March 31, 2021, resulting in a decrease of $1,040,984. The decrease was largely attributable to the termination of the management agreement with Acres Cultivation, LLC.

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

Net Income (Loss)

Net loss attributable to common shareholders was ($1,720,482) for the three months ended March 31, 2022, compared to net income of $7,240,183 for the three months ended March 31, 2021. The decrease in net income for the three months ended March 31, 2022 as compared to the same period in 2021 is largely attributable to the Company’s liquidation of its marketable securities held for sale during the three months ended March 31, 2021 as compared to no liquidation of marketable securities in the three months ended March 31, 2022.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended March 31, 2022 and 2021:

	2022	2021
Cash Flows:

Net cash (used in) operating activities	(930,110)	(2,685,338)
Net cash (used by) provided by investing activities	(98,151)	11,223,890
Net cash (used in) provided by financing activities	(350,000)	(1,177,728)

Net increase (decrease) in cash	(1,378,621)	7,360,824
Cash at beginning of period	4,699,372	117,536

Cash at end of period	$3,321,111	$7,478,360

The Company had cash of $3,321,111 at March 31, 2022 compared with cash of $7,478,360 at March 31, 2021.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022, was $930,110 versus $2,685,338 for the three months ended March 31, 2021. The decrease in cash used in operating activities for the three months ended March 31, 2022 included a net loss of $1,720,482 offset by an increase in accounts payable and accrued expenses of $799,166.

Investing Activities

Net cash (used in) provided by investing activities during the three months ended March 31, 2022, was ($98,151) as compared to $11,223,890 for the three months ended March 31, 2021. The decrease in cash provided by investing activities for the three months ended March 31, 2022 is largely attributable to the proceeds from the sale of its marketable securities held for sale related to the sale of the Company’s equity holding in the common stock of Healthier Choice Management Corporation (“HCMC”) during the three months ended March 31, 2021 as compared to no liquidation of marketable securities in the three months ended March 31, 2022.

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

Tierney Arbitration

On March 9, 2021, Terrence Tierney, the Company’s former President and Secretary, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for deferred business compensation, expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation and, as such posits that any claims that Tierney may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. After recent arbitrator rulings favorable to the Company, the parties agreed to postpone the June arbitration and have referred the matter to mediation. On June 23, 2022, the parties participated in mediation without resolution. The parties have met and conferred and are scheduled to proceed with arbitration on November 7-10, 2022.

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

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Chief Executive Officer
(Principal Executive Officer)
Date:	August 5, 2022

