Form 10-Q
period 2022-06-30
MJ Holdings, Inc.
filed 2022-08-22
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 22, 2022, there were 79,372,355 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2022

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2022 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plan;

●	Our ability to manage our expansion, growth and operating expenses;

●	Our ability to protect our brands and reputation;

●	Our ability to repay our debts;

●	Our ability to rely on third-party suppliers outside of the United States;

●	Our ability to evaluate and measure our business, prospects and performance metrics;

●	Our ability to compete and succeed in a highly competitive and evolving industry;

●	Our ability to respond and adapt to changes in technology and customer behavior;

●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;

●	Risks related to the anticipated timing of the closing of any potential acquisitions;

●	Risks related to the integration with regards to potential or completed acquisitions; or

●	Various risks related to health epidemics, pandemics and similar outbreaks, such as the coronavirus disease 2019 (“COVID-19”) pandemic, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

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

ii

PART I

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$2,829,113	$4,699,372
Accounts receivable	95,542	7,989
Loan receivable - related party	112,469	40,165
Convertible note receivable	500,000	500,000
Other current assets	375,000	-
Total current assets	3,912,124	5,247,526

Property and equipment, net	2,490,195	2,578,931
Deposits	1,016,184	1,016,184
Total non-current assets	3,506,379	3,595,115

Total assets	$7,418,503	$8,842,641

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,568,208	$1,750,402
Contract liabilities	1,360,000	1,404,444
Income taxes payable	277,000	277,000
Current portion of long-term notes payable	1,008,120	874,728
Current portion of operating lease obligation	83,410	83,410

Total current liabilities	4,296,738	4,389,984

Non-current liabilities
Operating lease obligation, net of current portion	686,274	686,274

Total non-current liabilities	686,274	686,274

Total liabilities	4,983,012	5,076,258

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 71,501,667 and 71,501,667 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	71,500	71,500
Additional paid-in capital	20,286,607	20,279,897
Common stock issuable	84	84
Accumulated deficit	(17,810,231)	(16,472,629)
Total stockholders’ equity (deficit) attributable to MJ Holdings, Inc.	2,547,960	3,878,852
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity	2,435,491	3,766,383
Total liabilities and stockholders’ equity	$7,418,503	$8,842,641

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue, net	$28,765	$209,006	$60,606	$516,381

Operating expenses
Direct costs of revenue	-	40,590	-	40,590
General and administrative	29,217	1,967,097	1,294,160	4,773,024
Depreciation	87,786	96,787	130,180	194,257
Marketing and selling	424	7,880	5,306	7,880
Total operating expenses	117,427	2,112,354	1,429,646	5,015,751

Operating income (loss)	(88,662)	(1,903,348)	(1,369,040)	(4,499,370)

Other income (expense)
Interest expense	(13,714)	(15,081)	(39,742)	(32,308)
Interest income	27,203	4,636	51,183	9,298
Miscellaneous expense	(64,447)	(4,587)	(64,447)	(9,173)
Miscellaneous income	22,500	-	40,000	-
Loss on conversion of related party note payable	-	-	-	(310,526)
Gain on sale of luxury box	-	-	44,444	-
Gain on sale of marketable securities	-	-	-	9,857,429
Gain on sale of commercial building	-	-	-	260,141
Other income	-	1,359,208	-	1,405,520
Total other income (expense)	(28,458)	1,344,176	31,438	11,180,381

Net income (loss) before income taxes	(117,120)	(559,172)	(1,337,602)	6,681,011
Income tax benefit (expense)	-	(277,000)	-	(277,000)
Net income (loss)	$(117,120)	$(836,172)	$(1,337,602)	$6,404,011

Loss (gain) attributable to non-controlling interest	-	-	-	-

Net income (loss) attributable to common stockholders	$(117,120)	$(836,172)	$(1,337,602)	$6,404,011

Net income (loss) attributable to common stockholders per share - basic and diluted	$0.00	$(0.01)	$(0.02)	$0.09

Weighted average number of shares outstanding:
Basic	71,501,667	70,632,612	71,501,667	69,580,992
Diluted	71,501,667	70,632,612	71,501,667	69,969,539

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the three months ended June 30, 2022 and 2021
	Common Stock Issuable		Common Stock		Additional paid-in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance at March 31, 2022 “Restated” (Please see Note 16 – Restatement for further information)	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(17,693,111)	$2,552,611
Net (loss) for the three months ended June 30, 2022	-	-	-	-	-	-	(117,120)	(117,120)
Balances at June 30, 2022 (Unaudited)	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(17,810,231)	$2,435,491

Balance at March 31, 2021	1,000,000	$1,000	69,628,015	$69,627	$19,980,041	$(112,469)	$(12,762,777)	$7,175,422
Issuance of common stock as per terms of Termination Agreement	(1,000,000)	(1,000)	1,000,000	1,000	-	-	-	-
Issuance of common stock for services	-		32,000	33	14,367	-	-	14,400
Common stock to be issued for director compensation	198,539	199	-	-	90,487	-	-	90,685
Net loss for the three months ended June 30, 2021	-	-	-	-	-	-	(836,172)	(836,172)
Balances at June 30, 2021 (Unaudited)	198,539	$199	70,660,015	$70,660	$20,084,895	$(112,469)	$(13,598,949)	$6,444,336

	For the six months ended June 30, 2022 and 2021
	Common Stock Issuable		Common Stock		Additional paid-in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance at January 1, 2022	82,554	$84	71,501,667	$71,500	$20,279,897	$(112,469)	$(16,472,629)	$3,766,383
Stock based compensation	-	-	-	-	6,710	-	-	6,710
Net loss for the six months ended June 30, 2022	-	-	-	-	-	-	(1,337,602)	(1,337,602)
Balances at June 30, 2022 (Unaudited)	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(17,810,231)	$2,435,491

Balance at January 1, 2021	-	$-	68,613,541	$68,613	$18,748,688	$(112,469)	$(20,002,960)	$(1,298,128)
Common stock to be issued for termination of rights participation agreement	1,000,000	1,000	-	-	629,000	-	-	630,000
Issuance of common stock as per terms of Termination Agreement	(1,000,000)	(1,000)	1,000,000	1,000	-	-	-	-
Issuance of common stock for services	-	-	225,000	225	134,775	-	-	135,000
Issuance of common stock for cash	-	-	263,158	263	49,737	-	-	50,000
Issuance of common stock for loan payable conversion	-	-	526,316	526	410,000	-	-	410,526
Stock based compensation	-		32,000	33	22,208	-	-	22,241
Common stock to be issued for director compensation	198,539	199	-	-	90,487	-	-	90,685
Net income for the six months ended June 30, 2021	-	-	-	-	-	-	6,404,011	6,404,011
Balances at June 30, 2021 (Unaudited)	198,539	$199	70,660,015	$70,660	$20,084,895	$(112,469)	$(13,598,949)	$6,444,336

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(1,337,602)	$6,404,011
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	-	63,674
Common stock issued for prepaid services	-	135,000
Depreciation	130,180	194,257
Gain on sale of marketable securities	-	(9,857,429)
Provision for income taxes	-	277,000
Gain on sale of commercial building	-	(260,141)
Stock based compensation	6,710	98,361
Common stock issued for services	-	14,367
Common stock to be issued for wages payable	-	199
Common stock to be issued for termination of rights participation agreement	-	630,000
Loss on conversion of related party note payable	-	310,526
Changes in operating assets and liabilities:
Accounts receivable	(87,553)	(8,793)
Prepaid expenses	-	(41,508)
Other current assets	(375,000)	-
Deposits	-	(1,010,000)
Accounts payable and accrued liabilities	167,806	(671,112)
Contract liabilities	(44,444)	1,270,000
Other current liabilities	-	(1,328,438)
Operating lease liability	-	(69,301)
Net cash used in operating activities	(1,539,903)	(3,849,327)

Cash Flows from Investing Activities
Purchase of property and equipment	(41,444)	(125,077)
Proceeds from sale of commercial building	-	1,627,500
Purchase of marketable securities	-	(200,000)
Issuance of convertible note receivable	-	(500,000)
Proceeds from the sale of marketable securities	-	10,207,429
Loan receivable – related party	(72,304)	-
Net cash provided by (used in) investing activities	(113,748)	11,009,852

Financing activities
Proceeds from notes payable	133,392	300,000
Proceeds from notes payable – related party	-	-
Repayment of notes payable	(350,000)	(1,728,377)
Proceeds from common stock issued for cash	-	50,000
Net cash provided by (used in) financing activities	(216,608)	(1,378,377)

Net change in cash	(1,870,259)	5,782,148

Cash, beginning of period	4,699,372	117,536

Cash, end of period	$2,829,113	$5,899,684

Supplemental disclosure of cash flow information:
Interest paid	$39,742	$98,716
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Issuance of stock for conversion of related party note payable	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Icon Management, LLC, Condo Highrise Management, LLC, Prescott Management, LLC, Q Brands, LLC, Farm Road, LLC, Red Earth Holdings, LLC and its majority owned subsidiary, Alternative Hospitality, Inc. Inter-company balances and transactions have been eliminated in consolidation.

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

The Company, at various times throughout the year, had cash in financial institutions in excess of Federally insured limits. At June 30, 2022, the Company had $2,579,113 in excess. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its credit balances.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Six Months Ended June 30, 2022 and 2021

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

	June 30, 2022	December 31, 2021
Accounts receivable	$137,732	$50,179
Less allowance	(42,190)	(42,190)
Net accounts receivable	$95,542	$7,989

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

For the Six Months Ended June 30, 2022 and 2021

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $0 and $14,845 for the six months ended June 30, 2022 and year ended December 31, 2021, respectively.

Contract Balances

The Company receives payments for new Cultivation and Sales Agreements (the “Agreements”) upon signing and defers revenue recognition for these payments until certain milestones are met as per the terms of the Agreements. In addition, the Company sold its luxury suite at the Raiders Stadium and amortizes the income from this sale at each home game. These payments represent contract liabilities and are recorded as such on the balance sheet. As of June 30, 2022 and December 31, 2021, the Company had $1,360,000 and $1,404,444 contract liabilities, respectively.

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

For the Six Months Ended June 30, 2022 and 2021

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

	For the six months ended
	June 30,
	2022	2021
Revenues:
Rental income (i)	$60,606	$40,169
Management income (ii)	-	341,398
Equipment lease income (ii)	-	134,814
Total	$60,606	$516,381

(i)	The rental income is from the Company’s THC Park.

(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company will not generate any further revenue under the Acres relationship.

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

For the Six Months Ended June 30, 2022 and 2021

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

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $17,810,231 as of June 30, 2022. The Company had negative cash flows from operations of $1,539,903 for the six months ended June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash. Historically, the Company has financed its operations principally through equity and debt financing.

Note 4 — Inventory

Inventory at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Inventory – finished goods (i)	$1,271,402	$1,271,402
Storage inventory (ii)(iii)	498,675	498,675
Less reserve	(1,770,077)	(1,770,077)
Inventory, net	$-	$-

(i)	On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. During the year ended December 31, 2021, the Company relocated all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. As part of the termination, the Company was granted the right to retain 3,654 lbs. of cannabis from the Cultivation Facility.

(ii)	On April 14, 2021, the Company entered into a storage work order with TapRoot Labs (“TapRoot”). Under the terms of the work order, the Company stored 1827 lbs. of fresh frozen flower (“Product”) with TapRoot at a rate of $6,000/ month. Rent was payable through Product stored with TapRoot at the rate of $175/lb. The work order had a term of 5 months and then continued on a month-to-month basis upon the same terms. At June 30, 2022, the Company had 979.41 lbs. stored with TapRoot. The Company has elected to reserve the full amount of Product stored with TapRoot as it does not anticipate any future sales will be made.

(iii)	On April 13, 2021, the Company entered into a Storage & Purchase Agreement (the “Agreement”) with AP Management, LLC (“AP”). Under the terms of the Agreement, the Company stored 1827 lbs. of fresh frozen flower (“Product”) with AP. AP was granted the exclusive right to purchase the Product at a rate of $175/lb for the first 30 days of storage. After 30 days, the Company had the right to make sales to third parties. At June 30, 2022, the Company had 1827 lbs. stored with AP. The Company has elected to reserve the full amount of Product stored with AP as it does not anticipate any future sales will be made. Please see Item 1. Legal Proceedings for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 5 — Note Receivable

Note receivable at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Note receivable- GeneRx (i)	$500,000	$500,000
Total	$500,000	$500,000

i.	On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $300,000. The Note has a term of one year (March 12, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded $300,000 on March 15, 2021, $150,000 on April 2, 2021 and $50,000 on April 7, 2021. As of June 30, 2022, $500,000 principal was due on the Note. The Note is currently in default.

ii.	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

Note 6 — Property and Equipment

Property and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Leasehold Improvements	$257,824	$654,628
Machinery and Equipment	682,318	244,583
Building and Land	1,650,000	1,650,000
Furniture and Fixtures	566,220	566,220
Total property and equipment	3,156,362	3,115,431

Less: Accumulated depreciation	(666,167)	(536,500)
Property and equipment, net	$2,490,195	$2,578,931

Depreciation expense for the six months ended June 30, 2022 and 2021 was $130,180 and $194,255, respectively.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of June 30, 2022, the amount due the Company under the short-term loan is $112,469 and the amount of technical services income (other income) recorded for the six months ended June 30, 2022 was $40,000.

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

On September 2, 2021, the Company received approval of the Termination Agreement from the CCB.

Note 8 — Deposits

Deposits as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
MJ Distributing, Inc. (i)	$1,016,184	$1,016,184
Total	$1,016,184	$1,016,184

(i)	On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 9 — Notes Payable

Notes payable as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022, originally $750,000 (i)	$891,260	$750,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (iv)	116,860	124,728
Total notes payable	$1,008,120	$874,728
Less: current portion	(1,008,120)	(874,728)
Long-term notes payable	$-	$-

(i)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC (the “Holder”), a Wyoming limited liability company. The Noted Secured by Deed of Trust (the “Secured Note”) accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of December 31, 2021, $750,000 principal and $0 interest remain due. On February 4, 2022, the Company entered into a Note Modification Agreement (the “Agreement”) with the Holder amending the terms of the Secured Note. The Parties agree that the maturity date of the Secured Note being January 31, 2022, had passed and that the balance of the Secured Note is now due (currently Seven-Hundred and Fifty-Thousand Dollars ($750,000.00), and the parties also agree that the conditions in the Secured Note requiring the assessment of the additional Five-Hundred Thousand Dollars ($500,000.00) consulting fee was triggered bringing the total amount owed by the Company under the terms of the Secured Note to One-Million Two-Hundred Fifty-Thousand Dollars ($1,250,000.00). Under the terms of the Agreement, the Company made a payment in the amount of $357,342.88 bringing the new principal balance to $900,000. The interest rate shall be 7% per annum. Future payments shall be calculated on a 20-year amortization with a balloon payment in three years. The first monthly payment of $6,977.69 was made on March 25, 2022 with the final balloon payment due on February 1, 2025. As of June 30, 2022, $891,260 principal remains due.

(ii)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of June 30, 2022, $116,860 principal remains due.

Amount
Fiscal year ending December 31:
2022 (excluding the six months ended June 30, 2022)	$1,008,120
2023	-
2024	-
2025	-
Thereafter	-
Total minimum loan payments	$1,008,120

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 10 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a two production / warehouse facility under a non-cancelable operating lease that expires in June 2027 and September 2029, respectively.

As of June 30, 2022, the Company recorded operating lease liabilities of $686,274 and right of use assets for operating leases of $0. During the six months ended June 30, 2021, operating cash outflows relating to operating lease liabilities was $69,301. As of June 30, 2022, the Company’s operating leases had a weighted-average remaining term of 3.9 years.

Rent expense, incurred pursuant to operating leases for the six months ended June 30, 2022 and 2021, was $96,000 and $164,066, respectively.

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

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit)

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 71,501,667 shares of Common Stock are issued and outstanding as of June 30, 2022. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the six months ended June 30, 2022, the Company issued and/or sold the following unregistered securities:

None.

Please see Note 15 — Subsequent Events for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit) (continued)

At June 30, 2022 and December 31, 2021, there are 71,501,667 and 71,501,667 shares of Common Stock issued and outstanding, respectively.

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

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit) (continued)

Preferred Stock Issuances

For the six months ended June 30, 2022

None

At June 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

For the six months ended June 30, 2022, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding options as of June 30, 2022, to purchase 1,500,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

For the six months ended June 30, 2022, basic and diluted income per common share were based on 71,501,667 and 71,501,667 shares, respectively.

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

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2021	1,500,000	$0.75	1.68
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at June 30, 2022	1,500,000	$0.75	1.08
Exercisable at June 30, 2022	1,500,000	$0.75	1.08

Options outstanding as of June 30, 2022 and December 31, 2021 were 1,500,000 and 1,500,000, respectively.

Warrants

On January 11, 2021, the Company issued an accredited investor a Common Stock Purchase Warrant Agreement in conjunction with the July 2020 Securities Purchase Agreement granting the holder the right to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.10 for a term of 4-years.

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2021	250,000	$0.10	3.3
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at June 30, 2022	250,000	$0.10	2.7

Warrants outstanding as of June 30, 2022 and December 31, 2021 were 250,000 and 250,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 14 — Related Party Transactions

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of June 30, 2022, the amount due the Company under the short-term loan is $112,469 and the amount of technical services income (other income) recorded for the six months ended June 30, 2022 was $40,000.

Note 15 — Subsequent Events

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On July 8, 2022, MJ Holdings, Inc. (the “Buyer”) entered into a Common Stock Purchase Agreement (the “Agreement”) with MJH Research, Inc. (the “Company”), a Florida corporation, and Sunstate Futures, LLC (the “Seller”), a Florida limited liability company. Under the terms of the Agreement, the Seller agreed to sale all issued and outstanding shares of common stock (100,000 shares) (the “Common Stock”) of the Company to the Buyer. In consideration of the purchase of the shares of Common Stock, the Buyer agreed to issue the Seller seven million (7,000,000) shares of its common stock. The transaction closed on July 11, 2022. Net assets and liabilities of MJH Research, Inc. were approximately $500,000 and consideration on the acquisition date equated to approximately $1,955,000, most of which would be applied to intellectual property related to research of MJH Research, Inc.

On August 2, 2022, the Company issued a total of 45,000 shares of common stock with a fair market value of $12,128 to three directors for services rendered during the second quarter of 2022.

Note 16 — Restatement

The Company reversed a $500,000 consulting fee expense for the three months ended March 31, 2022. The reversal of the expense decreased the Company’s Accumulated Deficit by $500,000 at March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, the marijuana industry is subject to strong competition, our business is dependent on laws pertaining to the marijuana industry, the marijuana industry is subject to government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “MJ Holdings, Inc.,” “MJ Holdings,” “MJ,” “we,” “us,” “our,” and the “Company” refer to MJ Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

Current Initiatives include:

●	a three-acre, hybrid, outdoor, marijuana-cultivation facility (the “Cultivation Facility”) located in the Amargosa Valley of Nevada. The Company has the contractual right to manage and cultivate marijuana on this property until 2026, for which it will receive eighty-five percent (85%) of the net revenues realized from its management of this facility. The licensed facility is owned by Acres Cultivation, LLC, a wholly owned subsidiary of Curaleaf Holdings, Inc. The Company completed its second harvest on this property in November of 2019 and had anticipated generating revenue from this harvest until late Q4 of 2020. The impact of COVID-19 greatly impacted the continuing sale of inventory from this harvest. In April of this year, the Company planted a one acre auto-flower crop, which it began harvesting in late June. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company will not generate any further revenue under the Acres relationship.

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of its business license in Nye County and its final inspection by the Cannabis Compliance Board (“CCB”), is expected to become operational in the summer of 2022. During the year ended December 31, 2021, the Company elected to relocate all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. The Company will utilize the 260 Acres for its own harvest along with additional harvests under any Cultivation and Sales Agreements

●	Cultivation and Sales Agreements entered into for multiple grows on the Company’s 260-acre farm located in the Amargosa Valley of Nevada. During the 4th quarter of 2021 and 1st quarter of 2021, the Company entered into separate Cultivation and Sales Agreements, whereby the Company shall retain certain independent growers to provide oversight and management of the Company’s cultivation and sale of products at its 260-acre farm. The independent growers shall pay to the Company a royalty of net sales revenue with a minimum royalty after two years. As of the date of this filing, the Company is waiting on its business license in Nye County and its final inspection by the Cannabis Compliance Board before it can commence its operations under the Agreement.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting significantly delayed the completion of this community. The Company has elected to cease any renovations or additions at its Tiny Home Community until it plants its first grow on the 260 Acres and can better evaluate the need for additional housing.

●	an agreement to acquire a cultivation license and production license, both currently located in Nye County Nevada. On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser. On April 12, 2022, the CCB issued an Adult-Use Production License to MJ Distributing P133, LLC and an Adult-Use Cultivation License to MJ Distributing C202, LLC. The Company is currently awaiting its business license to be issued by Nye County, Nevada.

●	indoor cultivation facility build-out in the City of Las Vegas (the “Indoor Facility”). Through its former subsidiary, Red Earth, LLC (“Red Earth”), the Company held a Medical Marijuana Establishment Registration Certificate, Application No. C012. In August of 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC (“Element”), to sell a 49% interest in the license. Under the terms of the Agreement, Element was required to invest more than $3,500,000 into this Indoor Facility. Element paid the monthly rent on the facility from December 2019 through March 2020 but failed to make any additional payments. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, and Element was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. The Company terminated its discussions with Element regarding its past due payments. On or about May 7, 2021, Red Earth, received an inquiry from the State of Nevada Cannabis Compliance Board (“CCB”) regarding the transfer of ownership of the Subsidiary from its previous owners to the Company. The CCB has determined that the transfer was not formally approved, thus a Category II violation. On July 27, 2021, Red Earth entered into a Stipulation and Order for Settlement of Disciplinary Action (the “Stipulation Order”) with the CCB. Under the terms of the Stipulation Order, Red Earth agreed to present to the CCB, by not later than August 31, 2021, a plan pursuant to which the ownership of Red Earth would be returned to the original owners. The Parties to the Stipulation Order resolved the matter without the necessity of taking formal action. Red Earth agreed to pay a civil penalty of $10,000, which was paid on July 29, 2021. On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of Red Earth, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement.

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

As deposits, security and royalty, the Company shall pay to MJNE:

(i)	a $600,000 non-refundable deposit upon execution of the Agreement;
(ii)	a security deposit of $10,000 to be applied against the last month’s obligations and a $10,000 payment to be applied against the first month’s rent;
(iii)	$10,000 on the first of each month for security and compliance;
(iv)	a royalty of 10% of gross revenue less applicable taxes (hereinafter “Net Sales Revenue”) on all sales of product by the Company; and
(v)	the Company shall, after the first two (2) years from execution of the Agreement, be responsible to pay to MJNE a minimum royalty of $83,000.00 per month.

As compensation, MJNE shall pay to the Company:

(i)	90% of Net Sales Revenue on all sales of product by the Company under this Agreement as the Management Fee.

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

As deposits, security and royalty, the Company shall pay to MJNE:

(i)	a $500,000 Product Royalty deposit to be applied to the first Product Royalty or Product Royalties;
(ii)	a deposit of $20,000 to be applied against the first and last month’s Security and Compliance fee;
(iii)	$10,000 on the first of each month for Security and Compliance;
(iv)	a royalty of 10% of gross revenue less applicable taxes (hereinafter “Net Sales Revenue”) on all sales of product by the Company; and
(v)	the Company shall, after the first two (2) years from execution of the Agreement, be responsible to pay to MJNE a minimum royalty of $50,000.00 per month.

As compensation, MJNE shall pay to the Company:

(i)	90% of Net Sales Revenue on all sales of product by the Company under this Agreement as the Management Fee.

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

Acquisition/Disposition of Red Earth

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of June 30, 2022, the amount due the Company under the short-term loan is $112,469 and the amount of technical services income (other income) recorded for the six months ended June 30, 2022 was $40,000.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the interim period ended June 30, 2022.

Please see our Annual Report on Form 10-K for the year ended December 31, 2021 filed on June 21, 2022, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

The Company’s revenue was $28,765 for the three months ended June 30, 2022, compared to $209,006 for the three months ended June 30, 2021. The decrease in revenue for the three months ended June 30, 2022 versus the three months ended June 30, 2021 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC. Revenue, by class, is as follows:

	For the three months ended
	June 30,
	2022	2021
Revenues:
Rental income (i)	$28,765	$20,308
Management income (ii)	-	138,446
Equipment lease income (ii)	-	138,446
Total	$28,765	$209,006

(i)	The rental income is from the Company’s THC Park.

(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company will not generate any further revenue under the Acres relationship.

Operating Expenses

Direct costs of revenues were $- and $40,590 for the three months ended June 30, 2022 and 2021, respectively.

	For the three months ended
Direct costs of revenue:	June 30,
	2022	2021
Management and equipment lease income	$-	$40,590
Total	$-	$40,590

The direct costs of revenue of $40,590 for the three months ended June 30, 2021 is attributable to: labor, compliance, testing and others related expenses – all of which are directly related to the Consulting and Equipment Lease Agreements with the Licensed Operator. The decrease in direct costs of revenue for the three months ended June 30, 2022 versus the three months ended June 30, 2021 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC.

General and administrative

For the three months ended June 30, 2022, our general and administrative expenses were $29,217 compared to $1,967,097 for the three months ended June 30, 2021, resulting in a decrease of $1,937,880. The decrease was largely attributable to a decrease in employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the three months ended June 30, 2022, our other income/(expense) were ($28,458) compared to $1,344,176 for the three months ended June 30, 2021, resulting in a decrease in other income of $1,372,634. The decrease was largely attributable to the termination of the management agreement with Acres Cultivation, LLC during the year ended December 31, 2021.

Net Income (Loss)

Net income (loss) attributable to common shareholders was ($117,210) for the three months ended June 30, 2022, compared to a net loss of ($836,172) for the three months ended June 30, 2021. The decrease in net loss for the three months ended June 30, 2022 as compared to the same period in 2021 is largely attributable to the Company’s decrease in total operating expenses for the three months ended June 30, 2022.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues

The Company’s revenue was $60,606 for the six months ended June 30, 2022, compared to $516,381 for the six months ended June 30, 2021. The decrease in revenue for the six months ended June 30, 2022 versus the six months ended June 30, 2021 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC. Revenue, by class, is as follows:

	For the six months ended
	June 30,
	2022	2021
Revenues:
Rental income (i)	$60,606	$40,169
Management income (ii)	-	341,398
Equipment lease income (ii)	-	134,814
Total	$60,606	$516,381

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company will not generate any further revenue under the Acres relationship.

Operating Expenses

Direct costs of revenues were $- and $40,590 for the six months ended June 2022 and 2021, respectively. Direct costs of revenues, by class, is as follows:

	For the six months ended
	June 30,
Direct costs of revenue:	2022	2021
Management and lease equipment income	$-	$40,590
Total	$-	$40,590

The direct costs of revenue of $40,590 for the six months ended June 30, 2021 is attributable to: labor, compliance, testing and others related expenses – all of which are directly related to the Consulting and Equipment Lease Agreements with the Licensed Operator. The decrease in direct costs of revenue for the six months ended June 30, 2022 versus the six months ended June 30, 2021 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC during the year ended December 31, 2021.

General and administrative

For the six months ended June 30, 2022, our general and administrative expenses were $1,294,160 compared to $4,773,024 for the six months ended June 30, 2021, resulting in a decrease of $3,478,864. The decrease was largely attributable to a decrease in employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the six months ended June 30, 2022, our other income (expense) was $31,438 compared to $11,180,381 for the six months ended June 30, 2021, resulting in a decrease of $11,148,943. The decrease was largely attributable to the Company’s liquidation of its marketable securities held for sale during the six months ended June 30, 2021 as compared to no liquidation of marketable securities in the six months ended June 30, 2022.

Net Income (Loss)

Net (loss) income was ($1,337,602) for the six months ended June 30, 2022, compared to net income of $6,404,011 for the six months ended June 30, 2021. The decrease in net income for the six months ended June 30, 2022 as compared to the same period in 2021 is largely attributable to the Company’s liquidation of its marketable securities held for sale during the six months ended June 30, 2021 as compared to no liquidation of marketable securities in the six months ended June 30, 2022.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended June 30, 2022 and 2021:

	2022	2021
Cash Flows:

Net cash (used in) operating activities	(1,539,903)	(3,849,327)
Net cash provided by (used in) investing activities	(113,748)	11,009,852
Net cash provided by (used in) financing activities	(216,608)	(1,378,377)

Net increase (decrease) in cash	(1,870,259)	5,782,148
Cash at beginning of period	4,699,372	117,536

Cash at end of period	$2,829,113	$5,899,684

The Company had cash of $2,829,113 at June 30, 2022 compared with cash of $5,899,684 at June 30, 2021.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022, was $1,539,903 versus $3,849,327 for the six months ended June 30, 2021. The decrease in cash used in operating activities in 2022 included a net loss of $1,337,602 offset by a gain on depreciation of $130,180, accounts payable and accrued expenses of $167,806 and stock-based compensation of $6,710.

Investing Activities

Net cash provided by (used in) investing activities during the six months ended June 30, 2022, was ($113,748) as compared to $11,009,852 for the six months ended June 30, 2021. The decrease in cash provided by investing activities for the six months ended June 30, 2022 is largely attributable to the proceeds from the sale of its marketable securities held for sale related to the sale of the Company’s equity holding in the common stock of Healthier Choice Management Corporation (“HCMC”) during the six months ended June 30, 2021 as compared to no liquidation of marketable securities in the six months ended June 30, 2022.

Financing Activities

Net cash (used in) financing activities during the six months ended June 30, 2022, was ($216,608) as compared to ($1,378,377) for the six months ended June 30, 2021. The increase in cash flow from financing activities for the six months ended June 30, 2022 is largely attributable to the proceeds from notes payable.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended June 30, 2022 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock for the six months ended June 30, 2022

None.

Issuance of common stock year ended December 31, 2021

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

MJ HOLDINGS, INC.

By:	/s/ Roger Bloss
Roger Bloss
Chief Executive Officer
(Principal Executive Officer)
Date:	August 22, 2022

