Form 10-Q
period 2022-09-30
MJ Holdings, Inc.
filed 2022-11-22
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 21, 2022, there were 79,417,355 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosure About Market Risk	32
Item 4. Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	34
Item 1A. Risk Factors	35
Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	35
Item 3. Defaults Upon Senior Securities	36
Item 4. Mine Safety Disclosures	36
Item 5. Other Information	36
Item 6. Exhibits	37
EXHIBIT INDEX	37

SIGNATURES	39

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2022 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

ii

PART I

INDEX TO FINANCIAL STATEMENTS

Page Number

Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements	5

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$2,021,538	$4,699,372
Accounts receivable, net	93,228	7,989
Loan receivable - related party	182,469	40,165
Prepaid expenses	156,250	-
Convertible note receivable	500,000	500,000
Total current assets	2,953,485	5,247,526

Property and equipment, net	2,543,263	2,578,931
Goodwill	1,451,815	-
Deposits	1,016,184	1,016,184
Total non-current assets	5,011,262	3,595,115

Total assets	$7,964,747	$8,842,641

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,147,429	$1,750,402
Contract liabilities	1,360,000	1,404,444
Income taxes payable	277,000	277,000
Current portion of long-term notes payable	996,010	874,728
Current portion of operating lease obligation	83,410	83,410
Total current liabilities	4,863,849	4,389,984

Non-current liabilities
Operating lease obligation, net of current portion	686,274	686,274

Total non-current liabilities	686,274	686,274

Total liabilities	5,550,123	5,076,258

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 78,591,667 and 71,501,667 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	78,590	71,500
Additional paid-in capital	22,261,217	20,279,897
Common stock issuable	84	84
Accumulated deficit	(19,812,798)	(16,472,629)
Total stockholders’ equity (deficit) attributable to MJ Holdings, Inc.	2,527,093	3,878,852
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity	2,414,624	3,766,383
Total liabilities and stockholders’ equity	$7,964,747	$8,842,641

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue, net	$712,856	$19,580	$773,462	$535,961

Operating expenses
Direct costs of revenue	-	-	-	40,590
General and administrative	2,780,284	583,516	4,074,444	5,356,540
Depreciation	42,930	91,781	173,110	286,038
Marketing and selling	2,471	47,763	7,777	55,643
Total operating expenses	2,825,685	723,060	4,255,331	5,738,811

Operating loss	(2,112,829)	(703,480)	(3,481,869)	(5,202,850)

Other income (expense)
Interest expense	(18,690)	(44,241)	(58,432)	(76,549)
Interest income	34,505	4,586	85,688	13,884
Miscellaneous income	94,447	-	70,000	-
Loss on conversion of related party note payable	-	-	-	(310,526)
Gain on sale of luxury box	-	-	44,444	-
Gain on sale of marketable securities	-	-	-	9,857,429
Gain on disposal of subsidiary	-	337,551	-	337,551
Gain on sale of commercial building	-	-	-	260,141
Other income	-	88,888	-	1,494,408
Total other income (expense)	110,262	386,784	141,700	11,576,338

Net income (loss) before income taxes	(2,002,567)	(316,696)	(3,340,169)	6,364,315
Provision for income taxes	-	-	-	277,000
Net income (loss)	$(2,002,567)	$(316,696)	$(3,340,169)	$6,087,315

Loss (gain) attributable to non-controlling interest	-	-	-	-

Net income (loss) attributable to common stockholders	$(2,002,567)	$(316,696)	$(3,340,169)	$6,087,315

Net income (loss) attributable to common stockholders per share - basic and diluted	$(0.03)	$(0.00)	$(0.04)	$0.09

Weighted average number of shares outstanding:
Basic	78,102,500	70,094,440	73,701,945	65,694,138
Diluted	78,102,500	70,094,440	73,701,945	65,694,138

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the three months ended September 30, 2022 and 2021
	Common Stock Issuable		Common Stock		Additional paid-in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balances at June 30, 2022 (Unaudited)	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(17,810,231)	$2,435,491
Issuance of common stock for the acquisition of MJH research	-	-	7,000,000	7,000	1,949,500	-	-	1,956,500
Issuance of common stock for services	-	-	90,000	90	25,110	-	-	25,200
Net loss for the period ended September 30, 2022	-	-	-	-	-	-	(2,002,567)	(2,002,567)
Balances at September 30, 2022 (Unaudited)	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(19,812,798)	$2,414,624

Balances at June 30, 2021 (Unaudited)	198,539	$199	70,660,015	$70,660	$20,084,895	$(112,469)	$(13,598,949)	$6,444,336
Issuance of common stock for services	-	-	302,333	302	73,687	-	-	73,989
Common stock to be issued for director compensation	(70,985)	(70)	115,985	115	24,329	-	-	24,374
Net loss for the period ended September 30, 2021	-	-	-	-	-	-	(316,696)	(316,696)
Balances at September 30, 2021 (Unaudited)	127,554	$129	71,078,333	$71,077	$20,182,911	$(112,469)	$(13,915,645)	$6,226,003

	For the nine months ended September 30, 2022 and 2021
	Common Stock Issuable		Common Stock		Additional paid-in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balances at January 1, 2022	82,554	$84	71,501,667	$71,500	$20,279,897	$(112,469)	$(16,472,629)	$3,766,383
Stock based compensation	-	-	90,000	90	31,820	-	-	31,910
Issuance of common stock for the acquisition of MJH research	-	-	7,000,000	7,000	1,949,500	-	-	1,956,500
Net loss for the period ended September 30, 2022		-	-	-	-		(3,340,169)	(3,340,169)
Balances at September 30, 2022	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(19,812,798)	$2,414,624

Balances at January 1, 2021	-	$-	68,613,541	$68,613	$18,748,688	$(112,469)	$(20,002,960)	$(1,298,128)
Issuance of common stock for services	-	-	559,333	560	222,829	-	-	223,389
Issuance of common stock for cash	-	-	263,158	263	49,737	-	-	50,000
Issuance of common stock for loan payable conversion	-	-	526,316	526	410,000	-	-	410,526
Issuance of common stock as per terms of Termination Agreement	-	-	1,000,000	1,000	629,000	-	-	630,000
Common stock to be issued for director compensation	127,554	129	115,985	115	122,657	-	-	122,901
Net income for the period ended September 30, 2021	-	-	-	-	-	-	6,087,315	6,087,315
Balances at September 30, 2021	127,554	$129	71,078,333	$71,077	$20,182,911	$(112,469)	$(13,915,645)	$6,226,003

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(3,340,169)	$6,087,315
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	-	83,717
Common stock issued for prepaid services	-	135,000
Depreciation	173,110	286,038
Gain on sale of marketable securities	-	(9,857,429)
Gain on disposition of assets		(337,460)
Provision for income taxes	-	277,000
Gain on sale of assets	-	(364,877)
Stock based compensation	7,373	122,772
Common stock issued for services	(283)	88,389
Common stock to be issued for wages payable	-	129
Common stock to be issued for termination of rights participation agreement	-	630,000
Loss on conversion of related party note payable	-	310,526
Changes in operating assets and liabilities:
Accounts receivable	(85,239)	(15,508)
Prepaid expenses	(156,250)	-
Deposits	-	(1,010,000)
Accounts payable and accrued liabilities	324,664	(606,805)
Contract liabilities	27,919	1,621,112
Other current assets	-	-
Other current liabilities		(1,328,438)
Operating lease liability		(89,348)
Net cash used in operating activities	(3,048,875)	(3,967,867)

Cash Flows from Investing Activities
Purchase of property and equipment	(137,442)	(125,077)
Loan receivable - related party	(142,304)	-
Proceeds from sale of commercial building	-	1,627,500
Acquisition of MJH Research, Inc.	529,505	(200,000)
Issuance of convertible note receivable	-	(500,000)
Proceeds from the sale of marketable securities	-	10,207,429
Net cash provided by investing activities	249,759	11,009,852

Financing activities
Proceeds from notes payable	121,282	300,000
Proceeds from notes payable – related party	-	-
Repayment of notes payable	-	(1,731,278)
Proceeds from common stock issued for cash	-	50,000
Net cash provided by (used in) financing activities	121,282	(1,381,278)

Net change in cash	(2,677,834)	5,660,707

Cash, beginning of period	4,699,372	117,536

Cash, end of period	$2,021,538	$5,778,243

Supplemental disclosure of cash flow information:
Interest paid	$-	$110,918
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Common stock issued for prior period debt conversion	$-	$-
Issuance of stock for conversion of related party note payable	$-	$100,000
Common stock issued for stock subscriptions payable	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

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

MJH Research, Inc. Acquisition

On July 8, 2022, MJ Holdings, Inc. (the “Buyer”) entered into a Common Stock Purchase Agreement (the “Agreement”) with MJH Research, Inc. (the “Company”), a Florida corporation, and Sunstate Futures, LLC (the “Seller”), a Florida limited liability company. Under the terms of the Agreement, the Seller agreed to sale all issued and outstanding shares of common stock (100,000 shares) (the “Common Stock”) of the Company to the Buyer. In consideration of the purchase of the shares of Common Stock, the Buyer agreed to issue the Seller seven million (7,000,000) shares of its common stock. The transaction closed on July 11, 2022. Net assets and liabilities of MJH Research, Inc. were approximately $500,000 and consideration on the acquisition date equated to approximately $1,955,000, most of which would be applied to intellectual property related to research of MJH Research, Inc. Please see Note 6 — Acquisition of MJH Research, Inc. for further information.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 1 — Nature of the Business (continued)

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on June 21, 2022. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2021, and updated, as necessary, in this Quarterly Report on Form 10-Q.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MJH Research, Inc., Icon Management, LLC, Condo Highrise Management, LLC, Prescott Management, LLC, Q Brands, LLC, Farm Road, LLC, Red Earth Holdings, LLC and its majority owned subsidiary, Alternative Hospitality, Inc. Inter-company balances and transactions have been eliminated in consolidation.

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

The Company, at various times throughout the year, had cash in financial institutions in excess of Federally insured limits. At September 30, 2022, the Company had $1,771,538 in excess. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its credit balances.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Nine Months Ended September 30, 2022 and 2021

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

	September 30, 2022	December 31, 2021
Accounts receivable	$135,418	$50,179
Less allowance	(42,190)	(42,190)
Net accounts receivable	$93,228	$7,989

Debt Issuance Costs

Costs associated with obtaining, closing, and modifying loans and/or debt instruments are netted against the carrying amount of the debt instrument, and charged to interest expense over the term of the loan.

Inventory

Inventory is comprised of raw materials, finished goods and work-in-process such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis, including but not limited to labor, utilities, nutrition and supplies, are capitalized into inventory until the time of harvest. All direct and indirect costs related to inventory are capitalized when incurred, and subsequently classified to cost of goods sold in the Consolidated Statements of Operations. Work-in-process is stated at the lower of cost or net realizable value, determined using the weighted average cost. Raw materials and finished goods inventory are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. Net realizable value is determined as the estimated selling price in the ordinary course of business less estimated costs to sell. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventory is written down to net realizable value. Packaging and supplies are initially valued at cost. The reserve estimate for excess and obsolete inventory is based on expected future use. The reserve estimates have historically been consistent with actual experience as evidenced by actual sale or disposal of the goods.

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

For the Nine Months Ended September 30, 2022 and 2021

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $0 and $14,845 for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively.

Contract Balances

The Company receives payments for new Cultivation and Sales Agreements (the “Agreements”) upon signing and defers revenue recognition for these payments until certain milestones are met as per the terms of the Agreements. In addition, the Company sold its luxury suite at the Raiders Stadium and amortizes the income from this sale at each home game. These payments represent contract liabilities and are recorded as such on the balance sheet. As of September 30, 2022 and December 31, 2021, the Company had $1,360,000 and $1,404,444 contract liabilities, respectively.

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

For the Nine Months Ended September 30, 2022 and 2021

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

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – Revenue is recognized when (or as) goods or services are transferred to a customer. The Company satisfies each of its performance obligations by transferring control of the promised good or service underlying that performance obligation to the customer. Control is the ability to direct the use of and obtain substantially all of the remaining benefits from an asset. It includes the ability to prevent other entities from directing the use of and obtaining the benefits from an asset. Indicators that control has passed to the customer include: a present obligation to pay; physical possession of the asset; legal title; risks and rewards of ownership; and acceptance of the asset(s). Performance obligations can be satisfied at a point in time or overtime.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

For the nine months ended September 30, 2022, the majority of the Company’s revenue was derived from its newly acquired subsidiary, MJH Research, Inc. The Company’s remaining revenue is derived from its rental property in Nye County, Nevada. Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for use by the lessee.

For the nine months ended September 30, 2021, the majority of the Company’s revenue was derived under the agreements, Consulting Agreement and Equipment Lease Agreement, entered into with Acres Cultivation, LLC. Revenue derived from consulting services fees are recognized over the term of the arrangement as services are provided. Revenue is presented net of discounts, fees and other related taxes. Revenue derived from equipment leases is recognized when the lease agreement is entered into and control of the equipment has passed to the customer. The Company’s remaining revenue is derived from its rental property in Nye County, Nevada.

	For the nine months ended
	September 30,
	2022	2021
Revenues:
Rental income (i)	$111,987	$59,749
Management income from MJH Research, Inc. (ii)	661,475	-
Management income from Acres Cultivation (iii)	-	341,398
Equipment lease income (iii)	-	134,814
Total	$773,462	$535,961

(i)	The rental income is from the Company’s THC Park.

(ii)	On July 11, 2022, the Company purchased MJH Research, Inc. (“MJH”) through a stock exchange agreement. MJH is a Florida corporation whose operations center around providing consulting services for growing techniques, management and cultivation of crops, as well as licensing support, production and asset and infrastructure development.

(iii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company will not generate any further revenue under the Acres relationship.

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

For the Nine Months Ended September 30, 2022 and 2021

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $19,812,798 as of September 30, 2022. The Company had negative cash flows from operations of $3,048,875 for the nine months ended September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash. Historically, the Company has financed its operations principally through equity and debt financing.

Note 4 — Inventory

Inventory at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Inventory – finished goods (i)	$1,271,402	$1,271,402
Storage inventory (ii)(iii)	498,675	498,675
Less reserve	(1,770,077)	(1,770,077)
Inventory, net	$-	$-

(i)	On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. During the year ended December 31, 2021, the Company relocated all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. As part of the termination, the Company was granted the right to retain 3,654 lbs. of cannabis from the Cultivation Facility.

(ii)	On April 14, 2021, the Company entered into a storage work order with TapRoot Labs (“TapRoot”). Under the terms of the work order, the Company stored 1827 lbs. of fresh frozen flower (“Product”) with TapRoot at a rate of $6,000/ month. Rent was payable through Product stored with TapRoot at the rate of $175/lb. The work order had a term of 5 months and then continued on a month-to-month basis upon the same terms. At September 30, 2022, the Company had 979.41 lbs. stored with TapRoot. The Company has elected to reserve the full amount of Product stored with TapRoot as it does not anticipate any future sales will be made.

(iii)	On April 13, 2021, the Company entered into a Storage & Purchase Agreement (the “Agreement”) with AP Management, LLC (“AP”). Under the terms of the Agreement, the Company stored 1827 lbs. of fresh frozen flower (“Product”) with AP. AP was granted the exclusive right to purchase the Product at a rate of $175/lb for the first 30 days of storage. After 30 days, the Company had the right to make sales to third parties. At September 30, 2022, the Company had 1827 lbs. stored with AP. The Company has elected to reserve the full amount of Product stored with AP as it does not anticipate any future sales will be made. Please see Item 1. Legal Proceedings for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 5 — Note Receivable

Note receivable at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Note receivable- GeneRx (i)	$500,000	$500,000
Total	$500,000	$500,000

i.	On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $300,000. The Note has a term of one year (March 12, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded $300,000 on March 15, 2021, $150,000 on April 2, 2021 and $50,000 on April 7, 2021. As of September 30, 2022, $500,000 principal was due on the Note. The Note is currently in default.

ii.	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Condensed Consolidated Statements of Operations.

Note 6 — Acquisition of MJH Research, Inc.

On July 8, 2022, MJ Holdings, Inc. (the “Buyer”) entered into a Common Stock Purchase Agreement (the “Agreement”) with MJH Research, Inc. (the “Company”), a Florida corporation, and Sunstate Futures, LLC (the “Seller”), a Florida limited liability company. Under the terms of the Agreement, the Seller agreed to sale all issued and outstanding shares of common stock (100,000 shares) (the “Common Stock”) of the Company to the Buyer. In consideration of the purchase of the shares of Common Stock, the Buyer agreed to issue the Seller seven million (7,000,000) shares of its common stock. The acquisition is a provisional estimate and is being further evaluated. The transaction closed on July 11, 2022.

Details regarding the book values and fair values of the net assets acquired are as follows:

	Book Value	Fair Value	Difference

Cash	$504,685	$504,685	$-
Total	$504,685	$504,685	$-

Goodwill and Intangibles

Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired. Intangible assets other than goodwill are recorded at fair value at the time acquired or at cost, if applicable. Intangible assets that do not have indefinite lives are amortized in line with the pattern in which the economic benefits of the intangible asset are consumed. If the pattern of economic benefit cannot be reliably determined, the intangible assets are amortized on a straight-line basis over the shorter of the legal or estimated life. Goodwill and indefinite-lived intangibles assets are not amortized but are tested for impairment in the fourth quarter using the same dates each year or more frequently if changes in circumstances or the occurrence of events indicate potential impairment.

In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its’ carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more-likely-than-not that a reporting unit’s fair value is less than its’ carrying amount. For quantitative testing, the Company compares the fair value of each reporting unit with its’ carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Fair values are determined using established business valuation techniques and models developed by the Company, estimates of market participant assumptions of future cash flows, future growth rates and discount rates to value estimated cash flows. Changes in economic and operating conditions, actual growth below the assumed market participant assumptions or an increase in the discount rate could result in an impairment charge in a future period.

Acquisitions

Upon acquisition of a business, the Company uses the income, market or cost approach (or a combination thereof) for the valuation as appropriate. The valuation inputs in these models and analyses are based on market participant assumptions. Market participants are considered to be buyers and sellers unrelated to the Company in the principal or most advantageous market for the asset or liability.

Fair value estimates are based on a series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data, which includes consideration of obsolescence. Management values acquired intangible assets using the relief from royalty method or excess earnings method, forms of the income approach supported by observable market data for peer companies. The significant assumptions used to estimate the value of the acquired intangible assets include discount rates and certain assumptions that form the basis of future cash flows (such as revenue growth rates, customer attrition rates, and royalty rates). Acquired inventories are marked to fair value for valuation of the total purchase price. For certain items, the carrying value is determined to be a reasonable approximation of fair value based on information available to the Company.

Assets acquired	As of July 11, 2022

Cash	$504,685
Goodwill (i)	1,451,815
Total purchase price	$1,956,500

(i)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 11, 2022 through September 30, 2022 were as follows:

Balance as of July 11, 2022	$1,451,815
Additions and adjustments	-
Balance as of June 30, 2022	$1,451,815

Note 7 — Property and Equipment

Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Leasehold Improvements	$257,824	$654,628
Machinery and Equipment	780,863	244,583
Building and Land	1,650,000	1,650,000
Furniture and Fixtures	561,350	566,220
Total property and equipment	3,250,037	3,115,431

Less: Accumulated depreciation	(706,774)	(536,500)
Property and equipment, net	$2,543,263	$2,578,931

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $173,110 and $286,038, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 8 — Intangible Assets

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

The Provisional Grow License remains in a provisional status until the Company has completed the buildout of a cultivation facility and obtained approval from the state of Nevada to begin cultivation in the approved facility. Once approval from the state of Nevada is received, the Company begins the cultivation process.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of September 30, 2022, the amount due the Company under the short-term loan is $182,469 and the amount of technical services income (other income) recorded for the nine months ended September 30, 2022 was $70,000.

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

On September 2, 2021, the Company received approval of the Termination Agreement from the CCB.

Note 9 — Deposits

Deposits as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
MJ Distributing, Inc. (i)	$1,016,184	$1,016,184
Total	$1,016,184	$1,016,184

(i)	On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 10 — Notes Payable

Notes payable as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022	December 31, 2021
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022, originally $750,000 (i)	$885,893	$750,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (iv)	110,117	124,728
Total notes payable	$996,010	$874,728
Less: current portion	(996,010)	(874,728)
Long-term notes payable	$-	$-

(i)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC (the “Holder”), a Wyoming limited liability company. The Noted Secured by Deed of Trust (the “Secured Note”) accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of December 31, 2021, $750,000 principal and $0 interest remain due. On February 4, 2022, the Company entered into a Note Modification Agreement (the “Agreement”) with the Holder amending the terms of the Secured Note. The Parties agree that the maturity date of the Secured Note being January 31, 2022, had passed and that the balance of the Secured Note is now due (currently Seven-Hundred and Fifty-Thousand Dollars ($750,000.00), and the parties also agree that the conditions in the Secured Note requiring the assessment of the additional Five-Hundred Thousand Dollars ($500,000.00) consulting fee was triggered bringing the total amount owed by the Company under the terms of the Secured Note to One-Million Two-Hundred Fifty-Thousand Dollars ($1,250,000.00). Under the terms of the Agreement, the Company made a payment in the amount of $357,342.88 bringing the new principal balance to $900,000. The interest rate shall be 7% per annum. Future payments shall be calculated on a 20-year amortization with a balloon payment in three years. The first monthly payment of $6,977.69 was made on March 25, 2022 with the final balloon payment due on February 1, 2025. As of September 30, 2022, $885,893 principal remains due.

(ii)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of September 30, 2022, $110,117 principal remains due.

Amount
Fiscal year ending December 31:
2022 (excluding the nine months ended September 30, 2022)	$996,010
2023	-
2024	-
2025	-
Thereafter	-
Total minimum loan payments	$996,010

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 11 — Commitments and Contingencies

Employment Agreements

On September 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Paris Balaouras (the “Employee”). Under the terms of the Agreement, the Employee shall serve as the Company’s Chief Cultivation Officer for a term of three (3) years (the “Term”) commencing on September 15, 2020. The Employee shall receive a base salary of $105,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the board of directors of the Company in its sole discretion, in amount equal to up to 100% of Employee’s base salary for the then current fiscal year, shall be eligible to receive an annual discretionary stock grant during the Term which shall be vested in equal increments of 1/3rd each over a three year period beginning on the first anniversary of employment, shall be eligible to receive a compensatory stock grant of 667,000 shares for and in consideration of past compensation ($224,000 at September 15, 2020) foregone by Employee; such grant exercisable at Employee’s option as such time as Employer is profitable at the NOI level on a trailing twelve (12) month basis or upon other commercial reasonable terms as the Board may determine and shall be awarded options to purchase 500,000 shares of the Company’s common stock, exercisable at a price of $.75 per share. Effective upon the resignation of Mr. Bloss as the Company’s Chief Executive Officer, Mr. Balaouras assumed the role of Interim Chief Executive Officer.

On September 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Roger Bloss. Under the terms of the Agreement, the Employee shall serve as the Company’s Interim Chief Executive Officer for a term of six (6) months and the Chief Executive Officer and for an additional two (2) years and six (6) months as the Chief Executive Officer for a total of three (3) years (the “Term”) commencing on September 15, 2020. The Employee shall receive a base salary of $105,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the board of directors of the Company in its sole discretion, in amount equal to up to 100% of Employee’s base salary for the then current fiscal year, shall be eligible to receive an annual discretionary stock grant during the Term which shall be vested in equal increments of 1/3rd each over a three year period beginning on the first anniversary of employment and shall be awarded options to purchase 500,000 shares of the Company’s common stock, exercisable at a price of $.75 per share. On September 24, 2022, Mr. Bloss submitted his resignation as the Company’s Chief Executive Officer and Director effective as of September 24, 2022. On September 24, 2022, the Company and Mr. Bloss entered into a Settlement and Mutual Release, whereby Mr. Bloss would receive $20,000 as compensation upon his resignation and the Company’s 51% equity interest in Alternative Hospitality, Inc. As of September 30, 2022, the Company had not paid Mr. Bloss the $20,000 in compensation nor had it transferred its equity interest in Alternative Hospitality, Inc.

On September 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Bernard Moyle. Under the terms of the Agreement, the Employee shall serve as the Company’s Secretary/Treasurer for a term of three (3) years (the “Term”) commencing on September 15, 2020. The Employee shall receive a base salary of $60,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the board of directors of the Company in its sole discretion, in amount equal to up to 200% of Employee’s base salary for the then current fiscal year, shall, at commencement of the Term receive a grant of stock of 500,000 shares and shall be eligible to receive an annual discretionary stock grant during the Term which shall be vested in equal increments of 1/3rd each over a three year period beginning on the first anniversary of employment and shall be awarded options to purchase 500,000 shares of the Company’s common stock, exercisable at a price of $.75 per share. On March 16, 2021, Mr. Moyle assumed the role of interim Chief Financial Officer upon the resignation of Mr. Kelly. The terms of Mr. Moyle’s Agreement did not change. On September 12, 2022, Mr. Moyle submitted his resignation effective as of September 9, 2022.

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

On October 17, 2022, the Company’s Board of Directors elected to revise Section 2 (Compensation) of the Agreement such that each Director shall receive $1,500 of cash compensation per quarter and no shares of the Company’s common stock.

On September 22, 2022, David Dear submitted his resignation as a director effective as of September 22, 2022.

On October 26, 2022, the Company’s Board of Directors appointed two new directors, Tom Valensuela and Timothy Luff, effective as of October 26, 2022.

On October 27, 2022, the Company changed the composition of its Compensation Committee to include Messrs. Valensuela, Luff, Balaouras and Radcliffe. Mr. Balaouras will serve as the committee’s Chairman.

Please see Note 16 — Subsequent Events for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 11 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a two production / warehouse facility under a non-cancelable operating lease that expires in June 2027 and September 2029, respectively.

As of September 30, 2022, the Company recorded operating lease liabilities of $769,684 and right of use assets for operating leases of $0. During the nine months ended September 30, 2021, operating cash outflows relating to operating lease liabilities was $0. As of September 30, 2022, the Company’s operating leases had a weighted-average remaining term of 3.6 years.

Rent expense, incurred pursuant to operating leases for the nine months ended September 30, 2022 and 2021, was $144,000 and $203,242, respectively.

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

MJ Holdings, Inc. Complaint

On December 14, 2021, MJ Holdings, Inc. (the “Plaintiff”) filed a Complaint against NCMM, LLC, AP Management, LLC and Valerie Small (collectively, the “Defendants”)( together, the “Parties”). In the Complaint, the Plaintiff alleges that the Defendants have refused to return the cannabis that was being stored for Plaintiff under a Storage and Purchase Agreement entered into with AP Management. By failing to return the cannabis to Plaintiff, or Plaintiff’s designee, the Defendants have deprived Plaintiff of the ability to sell, transfer or market the product. In addition, the Defendants have sought to unlawfully extort the Plaintiff for illicit payments of thousands of dollars in money and/or cannabis in exchange for returning the cannabis. The Parties are in active discussions to settle the dispute.

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

Tierney Arbitration

On March 9, 2021, Terrence Tierney (“Claimant”), the Company’s former President and Secretary, who was terminated by the Company for Cause on August 7, 2020, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for unpaid base pay and unpaid deferred business compensation (which was not earned nor due), expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment of unpaid base pay against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation plus $8,307.60 for statutory penalties.  As such, the Company posits that any compensation claims that Claimant may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. On May 4, 2022, the Arbitrator issued a ruling concluding that the Arbitrator did not have jurisdiction over Claimant’s statutory wage claim under NRS 608.   On September 19, 2022, Claimant filed a complaint in state court seeking compensation under NRS 608.020.  The Company asserts that the 2-year statute of limitations bars Claimant’s complaint, and further asserts that Claimant has been paid in full pursuant to the payments issued to Claimant on April 7, 2021.  The arbitration is currently scheduled to take place in January 2023.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 12 — Stockholders’ Equity (Deficit)

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 78,591,667 shares of Common Stock are issued and outstanding as of September 30, 2022. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the nine months ended September 30, 2022, the Company issued and/or sold the following unregistered securities:

On July 8, 2022, the Company issued 7,000,000 shares of common stock as per the terms of the Common Stock Purchase Agreement for the purchase of MJH Research, Inc.

On July 15, 2022, the Company issued a total of 45,000 shares of common stock with a fair market value of $13,072 to three directors for services rendered during the first quarter of 2022.

On August 2, 2022, the Company issued a total of 45,000 shares of common stock with a fair market value of $12,128 to three directors for services rendered during the second quarter of 2022.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 12 — Stockholders’ Equity (Deficit) (continued)

At September 30, 2022 and December 31, 2021, there are 78,591,667 and 71,501,667 shares of Common Stock issued and outstanding, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 12 — Stockholders’ Equity (Deficit) (continued)

Preferred Stock Issuances

For the nine months ended September 30, 2022

None

At September 30, 2022 and December 31, 2021, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

Note 13 — Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed by dividing the net income or net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the treasury stock method and reflects the potential dilution that could occur if warrants were exercised and were not anti-dilutive.

For the nine months ended September 30, 2022, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding options as of September 30, 2022, to purchase 1,500,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

For the nine months ended September 30, 2022, basic and diluted income per common share were based on 73,701,945 and 71,501,667 shares, respectively.

Note 14 — Stock Based Compensation

Warrants and Options

A summary of the warrants and options issued, exercised and expired are below:

Stock Options

On September 15, 2020, the Company issued an option to purchase 500,000 shares of common stock to each of Messrs. Balaouras, Bloss and Moyle as per the terms of their employment agreements. The options have an exercise price of $0.75 and expire on the three-year anniversary date.

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2021	1,500,000	$0.75	1.68
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at September 30, 2022	1,500,000	$0.75	1.00
Exercisable at September 30, 2022	1,500,000	$0.75	1.00

Options outstanding as of September 30, 2022 and December 31, 2021 were 1,500,000 and 1,500,000, respectively.

Warrants

On January 11, 2021, the Company issued an accredited investor a Common Stock Purchase Warrant Agreement in conjunction with the July 2020 Securities Purchase Agreement granting the holder the right to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.10 for a term of 4-years.

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2021	250,000	$0.10	3.3
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at September 30, 2022	250,000	$0.10	2.4

Warrants outstanding as of September 30, 2022 and December 31, 2021 were 250,000 and 250,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 15 — Related Party Transactions

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of September 30, 2022, the amount due the Company under the short-term loan is $182,469 and the amount of technical services income (other income) recorded for the nine months ended September 30, 2022 was $70,000.

On September 5, 2022, the Company entered into an Amendment (the “Amendment”) with Highland Brothers, LLC (together, the “Parties’) to amend the original agreement (the “Agreement”) between the Parties dated February 15, 2019. Under the terms of the Amendment, the term of the Agreement has been extended to fifteen years and the Company shall pay Highland Brothers, LLC $150,000 as cash consideration within 10 days of execution of the Amendment. The Company made the $150,000 payment on October 6, 2022.

Note 16 — Subsequent Events

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On October 26, 2022, the Company’s board of directors appointed two new directors, Tom Valensuela and Timothy Luff, effective as of October 26, 2022.

On October 27, 2022, the Company changed the composition of its Compensation Committee to include Messrs. Valensuela, Luff, Balaouras and Radcliffe. Mr. Balaouras will serve as the committee’s Chairman.

On November 9, 2022, David Radcliffe submitted his resignation as a director effective as of November 9, 2022.

On November 10, 2022, the Company’s board of directors elected a new director, Christopher Reasonover, effective as of November 10, 2022.

Note 17 — Restatement

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

MJH Research, Inc. Acquisition

On July 8, 2022, MJ Holdings, Inc. (the “Buyer”) entered into a Common Stock Purchase Agreement (the “Agreement”) with MJH Research, Inc. (the “Company”), a Florida corporation, and Sunstate Futures, LLC (the “Seller”), a Florida limited liability company. Under the terms of the Agreement, the Seller agreed to sale all issued and outstanding shares of common stock (100,000 shares) (the “Common Stock”) of the Company to the Buyer. In consideration of the purchase of the shares of Common Stock, the Buyer agreed to issue the Seller seven million (7,000,000) shares of its common stock. The transaction closed on July 11, 2022. Net assets and liabilities of MJH Research, Inc. were approximately $500,000 and consideration on the acquisition date equated to approximately $1,956,500, most of which would be applied to intellectual property related to research of MJH Research, Inc.

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

The transaction closed on January 27, 2021. As of the date of this filing, the Company has made all required payments to MJNE. The Company’s business license was approved and issued by Nye County, Nevada in September 2022. The CCB has approved cultivation based on the approved management agreement between the Company and MJ Distributing, LLC. Seeds were planted in mid-September and harvest is anticipated by the end of the fourth quarter of 2022.

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

On March 26, 2021, MJNE and the Company entered into an Amendment to the Agreement whereby MJNE waived the Company’s requirement to obtain liability insurance and required the Company to pay MJNE $40,000 for capital expenditures costs. The transaction closed on April 7, 2021. As of the date of this filing, the Company has made all required payments to MJNE. The Company’s business license was approved and issued by Nye County, Nevada in September 2022. The CCB has approved cultivation based on the approved management agreement between the Company and MJ Distributing, LLC. Seeds were planted in mid-September and harvest is anticipated by the end of the fourth quarter of 2022.

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

As of the date of this filing, the Company has made all required payments to MJNE. The Company’s business license was approved and issued by Nye County, Nevada in September 2022. The CCB has approved cultivation based on the approved management agreement between the Company and MJ Distributing, LLC. Seeds were planted in mid-September and harvest is anticipated by the end of the fourth quarter of 2022.

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

As of the date of this filing, the Company has made all required payments to MJNE. The Company’s business license was approved and issued by Nye County, Nevada in September 2022. The CCB has approved cultivation based on the approved management agreement between the Company and MJ Distributing, LLC. Seeds were planted in mid-September and harvest is anticipated by the end of the fourth quarter of 2022.

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

Consulting Agreements

On September 14, 2022, the Company’s wholly owned subsidiary, MJH Research, Inc., entered into a Consulting Agreement (the “Agreement”) with Viridis Biotechnology, LLC (the “Consultant”). Under the terms of the Agreement, the Consultant shall provide agricultural and commercial consulting through December 31, 2022. As compensation, the Consultant shall receive a Management fee of $200,000. The initial payment of $100,000 shall be made within ten days of execution of the Agreement with the balance due payable through the issuance of thirty three thousand shares of the Company’s common stock or through a second payment of $100,000 no later than February 15, 2023. The Company made the initial $100,000 payment on September 15, 2022.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of September 30, 2022, the amount due the Company under the short-term loan is $182,469 and the amount of technical services income (other income) recorded for the six months ended September30, 2022 was $70,000.

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

The Company currently operates through the following entities:

MJ Holdings, Inc.	This entity, the Parent, serves as a holding company for all of the operating businesses/assets.

Prescott Management, LLC	Prescott Management is a wholly owned subsidiary of the Company that provides day-to-day management and operational oversight to the Company’s operating subsidiaries.

Icon Management, LLC	Icon is a wholly owned subsidiary of the Company that provides Human Resource Management (“HR”) services to the Company. Icon is responsible for all payroll activities and administration of employee benefit plans and programs.

Farm Road, LLC	Farm Road, LLC is a wholly owned subsidiary of the Company that owns 260 acres of farmland in Amargosa, NV. The Company acquired all of the membership interests of Farm Road in January of 2019.

Condo Highrise Management, LLC	Condo Highrise Management is a wholly owned subsidiary of the Company that manages the Company owned Trailer Park in Amargosa, Nevada.

Red Earth Holdings, LLC	Red Earth Holdings, LLC is a wholly owned subsidiary of the Company that will eventually be the holder of the Company’s primary cannabis license assets. As of the date of this report, Red Earth Holdings has no operations and holds no assets.

Red Earth, LLC	Red Earth, established in 2016, was a wholly owned subsidiary of the Company from December 15, 2017 until August 30, 2019 prior to the Company selling a forty-nine percent (49%) interest in Red Earth to Element NV, LLC, an unrelated third party (See further description of the transaction hereinabove). Red Earth’s assets consist of: (i) a cultivation license to grow marijuana within the City of Las Vegas in the State of Nevada, and (ii) all of the outstanding membership interests in HDGLV, which holds a triple net leasehold interest in a 17,298 square-foot building in Las Vegas, Nevada, which it expects to operate as an indoor marijuana cultivation facility. In July 2018, the Company completed the first phase of construction on this facility, and it received a City of Las Vegas Business License to operate a marijuana cultivation facility. On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of the Subsidiary, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and the Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Please see Note 7 — Intangible Assets and Note 14 — Related Party Transactions for further information.

HDGLV, LLC	HDGLV is a wholly owned subsidiary of Red Earth, LLC and is the holder of a triple net lease on a commercial building in Las Vegas, Nevada which is being developed to house the Company’s indoor grow facility.

Alternative Hospitality, Inc.	Alternative Hospitality is a Nevada corporation formed in November of 2018. MJ Holdings owns fifty-one percent (51%) of the company and the remaining forty-nine percent (49%) is owned by TVK, LLC, a Florida limited liability company. Please see Note 11 — Commitments and Contingencies for further information.

MJH Research, Inc.	MJH Research Inc. is a Florida corporation whose operations center around providing consulting services for growing techniques, management and cultivation of crops, as well as licensing support, production and asset and infrastructure development.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the interim period ended September 30, 2022.

Please see our Annual Report on Form 10-K for the year ended December 31, 2021 filed on June 21, 2022, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

The Company’s revenue was $712,856 for the three months ended September 30, 2022, compared to $19,580 for the three months ended September 30, 2021. The increase in revenue for the three months ended September 30, 2022 versus the nine months ended September 30, 2021 was largely attributable to the revenue recognized through its acquisition of MJH research, Inc. Revenue, by class, is as follows:

	For the three months ended
	September 30,
	2022	2021
Revenues:
Rental income (i)	$51,381	$19,580
Management income (ii)	661,475	-
Total	$712,856	$19,580

(i)	The rental income is from the Company’s THC Park.

(ii)	On July 11, 2022, the Company purchased MJH Research, Inc. (“MJH”) through a stock exchange agreement. MJH is a Florida corporation whose operations center around providing consulting services for growing techniques, management and cultivation of crops, as well as licensing support, production and asset and infrastructure development.

Operating Expenses

Direct costs of revenues were $- and $- for the three months ended September 30, 2022 and 2021, respectively.

For the three months ended
Direct costs of revenue:	September 30,
	2022	2021
Management and equipment lease income	$-	$-
Total	$-	$-

The direct costs of revenue of $- for the three months ended September 30, 2022 and 2021 would have been attributable to: labor, compliance, testing and others related expenses – all of which were directly related to the Consulting and Equipment Lease Agreements with the Licensed Operator.

General and administrative

For the three months ended September 30, 2022, our general and administrative expenses were $2,780,284 compared to $583,516 for the three months ended September 30, 2021, resulting in an increase of $2,196,768. The increase was largely attributable to an increase in consulting fees, legal fees and professional services.

Other Income/(Expense)

For the three months ended September 30, 2022, our other income/(expense) were $110,262 compared to $386,714 for the three months ended September 30, 2021, resulting in a decrease in other income of $276,452. The decrease was largely attributable to the gain on sale of subsidiary recognized for the three months ended September 30, 2021.

Net Income (Loss)

Net income (loss) attributable to common shareholders was ($2,002,567) for the three months ended September 30, 2022, compared to a net loss of ($316,696) for the three months ended September 30, 2021. The increase in net loss for the three months ended September 30, 2022 as compared to the same period in 2021 is largely attributable to the Company’s increase in general and administrative expenses during the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

The Company’s revenue was $773,462 for the nine months ended September 30, 2022, compared to $535,961 for the nine months ended September 30, 2021. The increase in revenue for the nine months ended September 30, 2022 versus the nine months ended September 30, 2021 was largely attributable to the revenue recognized through its acquisition of MJH research, Inc. Revenue, by class, is as follows:

	For the nine months ended
	September 30,
	2022	2021
Revenues:
Rental income (i)	$111,987	$59,749
Management income from MJH Research, Inc. (ii)	661,475	-
Management income from Acres Cultivation (iii)	-	341,398
Equipment lease income (iii)	-	134,814
Total	$773,462	$535,961

(i)	The rental income is from the Company’s THC Park.

(ii)	On July 11, 2022, the Company purchased MJH Research, Inc. (“MJH”) through a stock exchange agreement. MJH is a Florida corporation whose operations center around providing consulting services for growing techniques, management and cultivation of crops, as well as licensing support, production and asset and infrastructure development.

(iii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company will not generate any further revenue under the Acres relationship.

Operating Expenses

Direct costs of revenues were $- and $40,590 for the nine months ended September 2022 and 2021, respectively. Direct costs of revenues, by class, is as follows:

	For the nine months ended
	September 30,
Direct costs of revenue:	2022	2021
Management and lease equipment income	$-	$40,590
Total	$-	$40,590

The direct costs of revenue of $40,590 for the nine months ended September 30, 2021 was attributable to: labor, compliance, testing and others related expenses – all of which are directly related to the Consulting and Equipment Lease Agreements with the Licensed Operator. The decrease in direct costs of revenue for the nine months ended September 30, 2022 versus the nine months ended September 30, 2021 was largely attributable to the termination of the management agreement with Acres Cultivation, LLC during the year ended December 31, 2021.

General and administrative

For the nine months ended September 30, 2022, our general and administrative expenses were $4,074,444 compared to $5,356,540 for the nine months ended September 30, 2021, resulting in a decrease of $1,282,096. The decrease was largely attributable to a decrease in employee-related expenses and professional fees associated with the Company’s various business development activities.

Other Income/(Expense)

For the nine months ended September 30, 2022, our other income was $141,700 compared to $11,567,165 for the nine months ended September 30, 2021, resulting in a decrease of $11,425,465. The decrease was largely attributable to the Company’s liquidation of its marketable securities held for sale during the nine months ended September 30, 2021 as compared to no liquidation of marketable securities in the nine months ended September 30, 2022.

Net Income (Loss)

Net (loss) income was ($3,340,169) for the nine months ended September 30, 2022, compared to net income of $6,087,315 for the nine months ended September 30, 2021. The decrease in net income for the nine months ended September 30, 2022 as compared to the same period in 2021 is largely attributable to the Company’s liquidation of its marketable securities held for sale during the nine months ended September 30, 2021 as compared to no liquidation of marketable securities in the nine months ended September 30, 2022.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended September 30, 2022 and 2021:

	2022	2021
Cash Flows:

Net cash (used in) operating activities	(3,048,875)	(3,967,867)
Net cash provided by (used in) investing activities	249,759	11,009,852
Net cash provided by (used in) financing activities	121,282	(1,381,278)

Net increase (decrease) in cash	(2,677,834)	5,660,707
Cash at beginning of period	4,699,372	117,536

Cash at end of period	$2,021,538	$5,778,243

The Company had cash of $2,021,538 at September 30, 2022 compared with cash of $5,778,243 at September 30, 2021.

Operating Activities

Net cash (used in) operating activities for the nine months ended September 30, 2022, was ($3,048,875) versus ($3,967,867) for the nine months ended September 30, 2021. The decrease in cash used in operating activities in 2022 included a net loss of $3,340,169 offset by a gain on depreciation of $130,180, accounts payable and accrued expenses of $324,664 and stock-based compensation of $7,373.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2022, was $249,759 as compared to $11,009,852 for the nine months ended September 30, 2021. The net cash provided by investing activities for the nine months ended September 30, 2022 was largely attributable to the acquisition of MJH Research, Inc. The decrease in cash provided by investing activities for the nine months ended September 30, 2022 is largely attributable to the proceeds from the sale of its marketable securities held for sale related to the sale of the Company’s equity holding in the common stock of Healthier Choice Management Corporation (“HCMC”) during the nine months ended September 30, 2021 as compared to no liquidation of marketable securities in the nine months ended September 30, 2022.

Financing Activities

Net cash provided by (used in) financing activities during the nine months ended September 30, 2022, was $121,282 as compared to ($1,381,278) for the nine months ended September 30, 2021. The increase in cash flow from financing activities for the nine months ended September 30, 2022 is entirely attributable to the proceeds from notes payable.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2022 had a material impact on our operations.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

MJ Holdings, Inc. Complaint

On December 14, 2021, MJ Holdings, Inc. (the “Plaintiff”) filed a Complaint against NCMM, LLC, AP Management, LLC and Valerie Small (collectively, the “Defendants”)( together, the “Parties”). In the Complaint, the Plaintiff alleges that the Defendants have refused to return the cannabis that was being stored for Plaintiff under a Storage and Purchase Agreement entered into with AP Management. By failing to return the cannabis to Plaintiff, or Plaintiff’s designee, the Defendants have deprived Plaintiff of the ability to sell, transfer or market the product. In addition, the Defendants have sought to unlawfully extort the Plaintiff for illicit payments of thousands of dollars in money and/or cannabis in exchange for returning the cannabis. The Parties are in active discussions to settle the dispute.

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

Tierney Arbitration

On March 9, 2021, Terrence Tierney (“Claimant”), the Company’s former President and Secretary, who was terminated by the Company for Cause on August 7, 2020, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for unpaid base pay and unpaid deferred business compensation (which was not earned nor due), expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment of unpaid base pay against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation plus $8,307.60 for statutory penalties.  As such, the Company posits that any compensation claims that Claimant may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. On May 4, 2022, the Arbitrator issued a ruling concluding that the Arbitrator did not have jurisdiction over Claimant’s statutory wage claim under NRS 608.   On September 19, 2022, Claimant filed a complaint in state court seeking compensation under NRS 608.020.  The Company asserts that the 2-year statute of limitations bars Claimant’s complaint, and further asserts that Claimant has been paid in full pursuant to the payments issued to Claimant on April 7, 2021.  The arbitration is currently scheduled to take place in January 2023.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock for the nine months ended September 30, 2022

On July 8, 2022, the Company issued 7,000,000 shares of common stock as per the terms of the Common Stock Purchase Agreement for the purchase of MJH Research, Inc.

On July 15, 2022, the Company issued a total of 45,000 shares of common stock with a fair market value of $13,072 to three directors for services rendered during the first quarter of 2022.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.10	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.13	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.14+	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.15+	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.16+	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.17	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.18	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.19	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.20	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.21	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.22	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.23	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.24	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.25	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)

10.26+	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.27	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.28	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.29	Revenue Participation Rights Agreement No. 1 dated December 8, 2020 (previously filed on Form 10-Q as filed with the SEC on January 15, 2021)
10.30	Amendment to Consulting Agreement dated December 14, 2020 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.31	Common Stock Warrant Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.32	Letter of Intent between MJ Holdings, Inc. and MJ Distributing, Inc. dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.33	Debt Conversion and Stock Purchase Agreement entered into between MJ Holdings, Inc. and David Dear dated January 14, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.34	Notice of Termination dated January 21, 2021 (previously filed on Form 8-K as filed with the SEC on January 27, 2021)
10.35	Cultivation and Sales Agreement between MJ Holdings, Inc. and MKC Development Group, LLC dated January 22, 2021 (previously filed on Form 8-K as filed with the SEC on February 1, 2021)
10.36	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.37	Promissory Note between MJ Holdings, Inc. and Pyrros One, LLC dated January 12, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.38	Stock Purchase Agreement between MJ Holdings, Inc. and ATG Holdings, LLC dated February 17, 2020 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.39	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated February 25, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.40	Convertible Promissory Note between GeneRx and MJ Holdings, Inc. dated March 12, 2021 (previously filed on Form 8-K as filed with the SEC on March 19, 2021)
10.41	Termination Agreement between the Company, Blue Sky Companies, LLC and Let’s Roll Nevada, LLC dated March 24, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.42	Cultivation and Sales Agreement between MJ Holdings, Inc. and Natural Green, LLC dated March 26, 2021 (previously filed on Form 8-K as filed with the SEC on April 12, 2021)
10.43	Cultivation and Sales Agreement between MJ Holdings, Inc. and Green Grow Investments Corporation dated May 7, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.44	Cooperation and Release Agreement Richard S. Groberg, RSG Advisors, LLC and MJ Holdings, Inc. dated May 12, 2021 (previously filed on Form 10-Q as filed with the SEC on May 18, 2021)
10.45	Corporate Advisory Agreement (Research & Development) between the Company and GYB, LLC dated May 18, 2021 (previously filed on Form 8-K as filed with the SEC on May 21, 2021)
10.46	Corporate Advisory Agreement (M&A and Funding) between the Company and GYB, LLC dated May 18, 2021 (previously filed on Form 8-K as filed with the SEC on May 21, 2021)
10.47	Cultivation and Sales Agreement between MJ Holdings, Inc. and RK Grow LLC dated June 22, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.48	Consulting Agreement between MJ Holdings, Inc. and Wolfpack Consulting, LLC dated June 17, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.49	Stipulation and Order for Settlement of Disciplinary Action (previously filed on Form 8-K as filed with the SEC on August 2, 2021)
10.50	Termination Agreement dated August 26, 2021 (previously filed on Form 8-K as filed with the SEC on October 7, 2021)
10.51	Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.52	Note Modification Agreement (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.53	Common Stock Purchase Agreement between the Company, MJH Research, Inc. and Sunstate Futures, LLC dated July 8, 2022 (previously filed on Form 8-K as filed with the SEC on July 13, 2022)
10.54*	Addendum to Licensing Agreement between MJ Holdings, Inc. and Highland Brother, LLC
10.55*	Consulting Agreement between MJH Research, Inc. and Viridis Biotechnology, LLC dated September 14, 2022
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Paris Balaouras
Paris Balaouras
Interim Chief Executive Officer
(Principal Executive Officer)
Date:	November 21, 2022

