Form 10-K
period 2022-12-31
MJ Holdings, Inc.
filed 2023-05-05
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55900

MJ HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

nevada	20-8235905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5730 Sky Pointe Dr., Suite 102, Las Vegas, NV 89130

(Address of principal executive offices)

(702) 879-4440

(Registrant’s telephone number, including area code)

Christopher Doubek

2043 Joy View Lane

Henderson, NV 89012

(312) 953-2723

(name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	MJNE	OTC “PINK” Marketplace

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates based on the last sale of the Common Stock on June 30, 2022 (the last business day of the Company’s most recently completed second quarter) was approximately $12,894,231. The registrant does not have non-voting common stock outstanding.

The number of shares outstanding of the issuer’s Common Stock as of May 4, 2023, was 78,591,667.

MJ HOLDINGS, INC.

i

Forward-Looking Statements

This Annual Report on Form 10-K for the period ended December 31, 2022 (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, our ability to raise capital, our operational and strategic initiatives or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	Our ability to effectively execute our business plans including transitioning from being focused on end-to-end consumer product innovation, development, and commercialization to being focused on digital media, advertising and content technologies innovation, development, and commercialization;
●	Our ability to manage our expansion, growth and operating expenses;
●	Our ability to protect our brands, reputation and intellectual property rights;
●	Our ability to obtain adequate financing to support our development plans;
●	Our ability to repay our debts;
●	Our ability to rely on third-party suppliers, content contributors, developers, and other business partners;
●	Our ability to evaluate and measure our business, prospects and performance metrics;
●	Our ability to compete and succeed in a highly competitive and evolving industry;
●	Our ability to respond and adapt to changes in technology and consumer behavior;
●	Our dependence on information technology, and being subject to potential cyberattacks, security problems, network disruptions, and other incidents;
●	Our ability to comply with complex and evolving laws and regulations including those relating to privacy, data use and data protection, content, competition, safety and consumer protection, e-commerce, digital assets and other matters, many of which are subject to change and uncertain interpretation;
●	Our ability to enhance disclosure and financial reporting controls and procedures and remedy the existing weakness;
●	Risks in connection with completed or potential acquisitions, dispositions and other strategic growth opportunities and initiatives;
●	Taxes;
●	The stability of the governments and political and business conditions in certain foreign countries in which we or certain of our business partners may operate now or in the future;
●	Costs and results of potential litigation;
●	Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies; and
●	The use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information regarding our products, services or the industry in which we operate.

These and other factors discussed above could cause results to differ materially from those expressed in the estimates made by any independent parties and by us.

OTHER PERTINENT INFORMATION

Unless the context otherwise indicates, when used in this Annual Report, the terms “MJ Holdings,” “MJNE,” “we,” “us,” “our,” the “Company” and similar terms refer to MJ Holdings, Inc., a Nevada corporation, and all of our consolidated subsidiaries and variable interest entities.

USE OF MARKET AND INDUSTRY DATA

This Annual Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, internally prepared and third-party market prospective information, in particular, are estimates only and there will usually be differences between the prospective and actual results, because events and circumstances frequently do not occur as expected, and those differences may be material. Also, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

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

Operational highlights:

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of its business license in Nye County and its final inspection by the Cannabis Compliance Board (“CCB”), is expected to become operational in the summer of 2023. During the year ended December 31, 2021, the Company elected to relocate all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. The Company will utilize the 260 Acres for its own harvest along with additional harvests under any Cultivation and Sales Agreements

●	Cultivation and Sales Agreements entered into for multiple grows on the Company’s 260-acre farm located in the Amargosa Valley of Nevada. During the year ended December 31, 2021, the Company entered into separate Cultivation and Sales Agreements, whereby the Company shall retain certain independent growers to provide oversight and management of the Company’s cultivation and sale of products at its 260-acre farm. The independent growers shall pay to the Company a royalty of net sales revenue with a minimum royalty after two years. As of the date of this filing, the Company is waiting on its business license in Nye County and its final inspection by the Cannabis Compliance Board before it can commence its operations under the Agreement.

●	Commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting significantly delayed the completion of this community. The Company has elected to cease any renovations or additions at its Tiny Home Community but will continue to rent out those units that have been leased.

●	Agreement to acquire a cultivation license and production license, both currently located in Nye County Nevada. On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the CCB provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser. On April 12, 2022, the CCB issued an Adult-Use Production License to MJ Distributing P133, LLC and an Adult-Use Cultivation License to MJ Distributing C202, LLC. The Company is currently awaiting the transfer approval from the CCB.

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

As of the date of this filing, the Company is in technical default on its payments to MJNE and the parties are working to resolve the deficiency. The parties are awaiting the issuance of a business license from Nye County before any grow can be initiated.

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

As of the date of this filing, the Company is in technical default on its payments to MJNE and the parties are working to resolve the deficiency. The parties are awaiting the issuance of a business license from Nye County before any grow can be initiated.

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

The Company presently occupies an office suite located at 5730 Sky Pointe Dr. Suite 102, Las Vegas, NV 89130. On January 12, 2021, the Company closed on the sale of its corporate office building located at 1300 S. Jones Blvd, Las Vegas, NV 89146 for the sale price of $1,627,500. The Company plans on remaining at its current location for the next 3-6 months until it can identify a new corporate office.

Consulting Agreements

On February 11, 2022, the Company entered into a Consulting Agreement (the “Agreement”) with Carbek, LLC (the “Consultant”). Under the terms of the Agreement, the Consultant shall provide services including: (i) selecting crops for carbon capture, (ii) selecting a third-party validator, (iii) securing seeds for the project, (iv) overseeing planting of crops, (v) collecting and processing data from the crops, and (vi) other related services related to the growth of the crops. The Consultant shall be compensated a fixed Project fee of four hundred and two thousand dollars ($402,000). The Agreement shall commence on the date of execution and shall terminate upon completion of the scope of work. The Agreement was mutually terminated on February 20, 2023.

On June 17, 2021, the Company entered into a Consulting Agreement (the “Agreement”) with Wolfpack Consulting, LLC (the “Consultant”). Under the terms of the Agreement, the Consultant shall use its commercially reasonable efforts and adequate business time and attention to identify various properties that may fit into Client’s business model to develop, cultivate, and produce marijuana related products. The Consultant shall receive $25,000 in cash compensation. The Agreement shall begin on the Effective date and end upon the earlier of: (a) the first anniversary of the Effective Date (i.e., one year), or (b) either Party’s receipt of written notice from the other party of its intent to terminate this Agreement after the expiration of the first anniversary (the “Term”). The Consultant completed the work under the Agreement and the Agreement has been terminated.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $10,000 per month. As of December 31, 2022, the amount due the Company under the short-term loan is $212,469 and the amount of technical services income (misc. income) recorded for the year ended December 31, 2022 was $100,000.

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of the Subsidiary, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and the Subsidiary was terminated as of the date of the Termination Agreement resulting in the return of ownership of the Subsidiary to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. On September 2, 2021, the Company received approval of the Termination Agreement from the CCB. Please see Note 8 — Intangible Assets and Note 17 — Gain on Disposal of Subsidiary for further information.

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

In April 2018, the State of Nevada finalized and approved the transfer of provisional Medical Marijuana Establishment Registration Certificate No. 012 (the “Certificate”) from Acres Medical, LLC to the Company’s wholly owned subsidiary, Red Earth, LLC (“Red Earth”). HDGLV, LLC (“HDGLV”), a wholly owned subsidiary of Red Earth, holds a triple-net leasehold interest in a 17,298 square-foot commercial building located on Western Avenue in the City of Las Vegas, which will be home to the Company’s indoor cultivation facility (the “Western Facility”). The initial term of the lease is for a period of ten years with two additional five-year lease options. HDGLV also possesses an option to purchase the building for $2,607,880 which is exercisable between months 25 and 60 of the initial term of the lease. In August of 2018, the Company received final approval from the State of Nevada, Department of Taxation, to commence cultivation activities with respect to the Certificate. Contemporaneously therewith, Red Earth was issued a Business License by the City of Las Vegas to operate a marijuana cultivation facility at the Western Facility. In October of 2018, the Company was requested by the City of Las Vegas Department of Building & Safety to make additional modifications to the building, specifically the removal and remediation of all asbestos materials in the building, which was completed in June of 2019 at a cost of approximately $140,000. In July of 2019, the City of Las Vegas asked the Company to amend its Business License and modify its Special Use Permit (“SUP”) to conform with updated marijuana cultivation requirements within the City. A new SUP was granted on October 9, 2019. As of August 26, 2021, the Company was no longer the owner of HDGLV as per the terms of the Termination Agreement between the Company and Paris Balaouras. Please see Note 8 — Intangible Assets and Note 17 — Gain on Disposal of Subsidiary and for further information.

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road is the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. The total purchase price for the acquisition of Farm Road was One million dollars ($1,000,000), as follows: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125) dollars commencing on the March 1, 2019. On February 4, 2022, the Company entered into a Note Modification Agreement (the “Agreement”) with the Holder amending the terms of the Secured Note. The Parties agree that the maturity date of the Secured Note being January 31, 2022, had passed and that the balance of the Secured Note is now due (currently Seven-Hundred and Fifty-Thousand Dollars ($750,000.00), and the parties also agree that the conditions in the Secured Note requiring the assessment of the additional Five-Hundred Thousand Dollars ($500,000.00) consulting fee was triggered bringing the total amount owed by the Company under the terms of the Secured Note to One-Million Two-Hundred Fifty-Thousand Dollars ($1,250,000.00). Under the terms of the Agreement, the Company made a payment in the amount of $357,342.88 bringing the new principal balance to $900,000. The interest rate shall be 7% per annum. Future payments shall be calculated on a 20-year amortization with a balloon payment in three years. The first monthly payment of $6,977.69 was made on March 25, 2022 with the final balloon payment due on February 1, 2025. As of December 31, 2022, $878,589 principal remains due.

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

On February 15, 2019, the Company entered into a Licensing Agreement (the “Agreement”) with Highland Brothers, LLC, (“HB”) an entity controlled by the Company’s former Chief Executive Officer and current director. Under the terms of the Agreement, HB granted the Company an exclusive license to use any and all branding materials of HB including, without limitation, its name, logo, and any and all intellectual property rights. In consideration of the license, the Company agreed to compensate HB seven percent (7%) of the net sales generated by the Company for any products utilizing and/or integrating property rights, brands or logos of HB commencing in 2020. The Agreement has a term of ten (10) years. The Agreement has been placed on hold until the Company initiates its first harvest on the 260 Acres. On September 5, 2022, the Company entered into an Amendment (the “Amendment”) with HB to amend the Agreement. Under the terms of the Amendment, the term of the Agreement has been extended to fifteen years and the Company shall pay HB $150,000 as cash consideration within 10 days of execution of the Amendment. The Company made the $150,000 payment on October 6, 2022.

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

In April of 2019, the Company consummated its purchase of an approximately 50-acre, commercial trailer and RV park (the “THC Park – Tiny Home Community”) in close proximity to its Amargosa Valley cultivation facilities. The THC Park can accommodate up to 90 trailers and RV’s. There presently are 17 occupied trailers in the THC Park, and the Company is making the necessary upgrades to bring additional units to the facility to provide housing for its farm personnel. The Company purchased the THC Park for a total of $600,000 in cash and $50,000 of the Company’s restricted common stock, resulting in the issuance of 66,667 shares. The Sellers hold a $250,000 note, bearing interest at six and one-half percent resulting in monthly payments in the amount of $2,178 based upon a 15-year amortization schedule (the “TP Note”). The TP Note required additional principal reduction payments in the amount of $50,000 on or before April 5, 2020 and April 5, 2021, respectively. The principal and interest payments will be recalculated based on a 15-year a amortization schedule upon each principal reduction payment. A final balloon payment of any and all outstanding principal and accrued interest is due and payable on or before April 5, 2022. There are no prepayment penalties should the Company elect to retire the note prior to its maturity date.

On June 25, 2019, the Company entered into a Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement (the “Agreement”) with Innovation Labs, Ltd. and Innovation Shares, LLC. Under the terms of the Agreement, the Company purchased 238,096 Series Post Seed Preferred Stock Shares and 238,096 Series Post Seed Preferred Units for a purchase price of $250,000. The Company has elected to impair this investment.

On August 28, 2019, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) with Element NV, LLC, an Ohio limited liability company (the “Buyer”), to sell forty-nine percent (49%) of the membership interests in the Company’s wholly owned subsidiary, Red Earth, LLC (“Red Earth”) for $441,000. The $441,000 was paid to the Company on August 30, 2019. The Agreement required the Buyer to make an additional payment, in the amount of $3,559,000, to be utilized for the improvement and build-out of the Company’s Western Avenue leasehold in Las Vegas, Nevada. The payment was due within ten (10) days of the receipt by Red Earth of a special use permit (“SUP”) from the City of Las Vegas for its Western Avenue cultivation facility. The Company received the SUP on October 9, 2019. The Buyer, in conjunction with the Company, will jointly manage and operate the facility upon completion. The Agreement also requires the Buyer to make a final payment to the Company of $1,000,000 between 90 and 180 days of issuance of the SUP or no later than April 9, 2020. On June 11, 2020, the Company entered into the First Amendment (“First Amendment”) to the Agreement. Under the terms of the First Amendment, the Closing Purchase Price was adjusted to $441,000, the Buyer was required to make a capital contribution (the “Initial Contribution Payment”) to the Target Company in the amount of $120,000 and the Buyer was required to make an additional cash contribution (the Final Contribution Payment”) in the amount of $240,000. As of the date of this filing, the Buyer has failed to make the Final Contribution Payment. The Buyer failed to make the required payments under the Agreement and the Agreement was thus terminated in 2021. Please see Note 8 — Intangible Assets and Note 17 — Gain on Disposal of Subsidiary and for further information.

On August 7, 2020, the Company’s Board of Directors terminated, with cause, the employment of Terrence M. Tierney, the Company’s former President and Secretary, effective immediately. On March 9, 2021, Terrence Tierney filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for deferred business compensation, expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation and, as such posits that any claims that Tierney may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. Please see Item 3. Legal Proceedings for further information.

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

On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $300,000. The Note has a term of one year (April 7, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded $300,000 on March 15, 2021, $150,000 on April 5, 2021 and $50,000 on April 7, 2021. As of December 31, 2022, the Borrower is in default under the terms of the Note. The Company has elected to impair the investment. Please see Note 5 — Note Receivable and Note 10 — Asset Impairment for further information.

On April 13, 2021, the Company entered into a Storage and Purchase Agreement (the “Agreement”) with AP Management, LLC (“AP”). Under the terms of the Agreement, AP agreed to store the Company’s fresh frozen marijuana (the “Product”) while granting AP the right to purchase the Product at $175 per pound. In the event that AP does not purchase 500 pounds of the Product, the Company shall reimburse AP for any costs incurred for storage. Please see Item 3. Legal Proceedings for further information.

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

As of April 2023, there are a total of 40 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision. These 35 states, plus the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

As of April 2023, 21 states and the District of Columbia now allow for the recreational use and possession of small amounts of marijuana and marijuana products. Decriminalization of marijuana varies by state. Decriminalization generally means that violators of local marijuana laws may be subject to civil penalty rather than face criminal prosecution. Fifteen states have decriminalized the possession of small amounts of marijuana but have not legalized possession. In these states decriminalization can mean possession of as little as ten grams of marijuana up to one-hundred grams of marijuana that will not result in any criminal prosecution but may result in civil fines. In three states, Idaho, South Dakota, and Kansas, the cultivation, possession or use of marijuana is strictly prohibited and violators may be subject to criminal prosecution. In Nevada, where the Company is headquartered and has focused most of its activities, legalized marijuana for recreational use was effective as of July 1, 2017, which made it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, businesses can legally, pursuant to state regulations, cultivate, process, dispense, distribute, and test marijuana products under certain conditions.

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

Q-Brands, LLC	Q-Brands is a wholly owned subsidiary of the Company. Q-Brands is responsible for the development and marketing of the Highland Brothers brand of cannabis products.

MJH Research, Inc.

MJH Research Inc. is a Florida corporation whose operations center around providing consulting services for growing techniques, management and cultivation of crops, as well as licensing support, production and asset and infrastructure development.

Corporate Information

The Company’s corporate headquarters is located at 5730 Sky Pointe Dr. Suite 102, Las Vegas, NV 89130 and its telephone number is (702) 879-4440. The Company’s website address is: www.mjholdingsinc.com. Information on or accessed through its website is not incorporated into this Form 10-K.

The Company’s Common Stock is not listed on any national stock exchange but is quoted on the OTC Markets “Pink” Marketplace under the symbol “MJNE.”

Revenue

For the years ended December 31, 2022 and 2021, the Company generated revenues of $362,313 and $241,870, respectively.

Employees

As of December 31, 2022, the Company had 9 full-time and 3 part-time employees.

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

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, we are a development stage company with current operations established in October 2016. As of December 31, 2022, our accumulated deficit was $21,852,870. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our common stock. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2022, we had limited capital resources and operations. Through that date, our operations had been funded primarily from the proceeds of equity financings and through the sale of marketable securities. We may require additional capital in the near future to develop business operations at our Farm Road facility in Amargosa, Nevada, to expand our production of our future franchise production lines, to develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

We have incurred losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We have incurred losses in prior periods. For the year ended December 31, 2022, we incurred a net loss of $5,380,241 and had an accumulated deficit of $21,852,870. We had net income of $3,530,331 for the year ended December 31, 2021 and had an accumulated deficit of approximately $16,472,629. Any losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

As of December 31, 2022, our officers and directors owned approximately 26% of our outstanding Common Stock and thus exercise substantial control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions.

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

Our Articles of Incorporation authorize the issuance of up to 95,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, with a par value of $0.001 per share. As of December 31, 2022, we had 78,591,667 shares of Common Stock and 0 shares of Preferred Stock, outstanding; however, we may issue additional shares of Common Stock or Preferred Stock in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our stockholders. Any issuance of additional shares of our Common Stock, or equity securities convertible into our Common Stock, including but not limited to, Preferred Stock, warrants, and options, will dilute the percentage ownership interest of all stockholders, may dilute the book value per share of our Common Stock, and may negatively impact the market price of our Common Stock.

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

Item 2. Properties

The Company’s principal office is located at 5730 Sky Pointe Dr. Suite 102, Las Vegas, NV 89130. In January 2021, the Company sold its commercial office building located at 1300 South Jones Boulevard, Las Vegas, NV 89146.

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

In August of 2018, the Company executed a letter of intent (“LOI”) for the acquisition of all of the membership units of Farm Road, LLC, a Wyoming limited liability company (“Farm Road”). Farm Road is the owner of five parcels of farmland in the Amargosa Valley of Nevada totaling 260 acres and the concomitant 180 acre-feet of water rights. The total purchase price for the acquisition of Farm Road was One million dollars ($1,000,000), as follows: a deposit of $50,000 in cash and $50,000 of the Company’s restricted common stock upon execution of the LOI, to be held in escrow until closing, $150,000 in cash payable at closing and a promissory note bearing 5% simple annual interest (the “Promissory Note”) in the amount of $750,000 payable to FR Holdings, LLC (an unrelated third party) (“FRH”) in 36 equal monthly interest only payments of three thousand one hundred twenty five ($3,125) dollars commencing on the March 1, 2019. On February 4, 2022, the Company entered into a Note Modification Agreement (the “Agreement”) with the Holder amending the terms of the Secured Note. The Parties agree that the maturity date of the Secured Note being January 31, 2022, had passed and that the balance of the Secured Note is now due (currently Seven-Hundred and Fifty-Thousand Dollars ($750,000.00), and the parties also agree that the conditions in the Secured Note requiring the assessment of the additional Five-Hundred Thousand Dollars ($500,000.00) consulting fee was triggered bringing the total amount owed by the Company under the terms of the Secured Note to One-Million Two-Hundred Fifty-Thousand Dollars ($1,250,000.00). Under the terms of the Agreement, the Company made a payment in the amount of $357,342.88 bringing the new principal balance to $900,000. The interest rate shall be 7% per annum. Future payments shall be calculated on a 20-year amortization with a balloon payment in three years. The first monthly payment of $6,977.69 was made on March 25, 2022 with the final balloon payment due on February 1, 2025. As of December 31, 2022, $878,589 principal remains due.

Effective August 1, 2019, the Company entered into an agreement to lease an approximately 17,000 sq. ft. commercial building in Pahrump, NV. The lease is for a term of ten years at an initial monthly rent of $10,000 per month with rent increases each August 1st during the term of the lease equal to the Consumer Price Index of the Bureau of Labor Statistics of the U.S. Department of Labor for CPI W (Urban Wage Earners and Clerical Workers) for Las Vegas, Nevada. The Company paid the property owner a security deposit in the amount of $20,000. While the Company took possession of the premises on August 1, 2019, the monthly rent commenced on October 1, 2019. The Company has an option, exercisable between July 1, 2020 and July 1, 2024, to purchase the property for $1,800,000. The leasehold has previously been utilized as a fully licensed State of Nevada marijuana cultivation facility. On November 29, 2019, the building suffered significant damage after a windstorm swept through the town of Pahrump. The storm caused structural damage as well as damage to the plumbing and electrical supply to the building, making the facility unusable. Pursuant to the terms of the lease, the inability to occupy and utilize the facility relieves us of any obligation to pay rent. As of the date of this filing, repairs to the building have not yet commenced. It was the Company’s intention to move its marijuana processing into this facility upon receipt of all required regulatory approvals. The Company has no intention of occupying the leased space.

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

MJ Holdings, Inc. Complaint

On December 14, 2021, MJ Holdings, Inc. (the “Plaintiff”)(the “Company”) filed a Complaint against NCMM, LLC, AP Management, LLC and Valerie Small (collectively, the “Defendants”)( together, the “Parties”). In the Complaint, the Plaintiff alleges that the Defendants have refused to return the cannabis that was being stored for Plaintiff under a Storage and Purchase Agreement entered into with AP Management. By failing to return the cannabis to Plaintiff, or Plaintiff’s designee, the Defendants have deprived Plaintiff of the ability to sell, transfer or market the product. In addition, the Defendants have sought to unlawfully extort the Plaintiff for illicit payments of thousands of dollars in money and/or cannabis in exchange for returning the cannabis. On March 31, 2023, the Parties entered into a Settlement Agreement (the “Settlement Agreement”) whereby NCMM, LLC and Valerie Smalls shall (i) contact the CCB within 7 days of execution of the Settlement Agreement for authorization to transfer the approximately 1800 pounds of fresh frozen to MJ Distributing, both the passing and failed fresh frozen; and (ii) NCMM shall pay the Company a total of $60,000 as a Settlement Amount. The Settlement Amount shall be paid as $5,000 per month beginning on June 1, 2023. In the event the Settlement Amount monthly payment is not paid by the fifth of every month, NCMM shall pay a late payment penalty fee of $100 per day.

Gappy and Shaba Compliant

On December 3, 2021, a Complaint was filed against MJ Holdings, Inc., HDGLV, LLC, Red Earth, LLC (collectively, the “Defendants”) by Ziad Gappy and David Shaba (collectively, the “Plaintiffs”). In the Complaint, the Plaintiffs allege the Defendants made misleading statements and/or omissions relating to the Company in the Plaintiffs’ negotiation to purchase shares of MJ Holdings, Inc. In addition, the Plaintiffs allege that the Defendants have not honored the 2018 Agreements negotiated between the Plaintiffs and Defendants, MJ Holdings, Inc. has failed to issue an additional $125,000 in stock due to the Plaintiffs as was agreed to in writing and the Defendants have failed to start the Western Project. The case is ongoing. Defendants have denied all allegations. Discovery is currently open and is set to close in July of 2023.

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

Discovery has concluded and the parties were unable to resolve the case through settlement negotiations. Paris Balaouras and MJ Holdings filed a motion for summary judgment against all Defendants. The Court granted the Motion as to Plaintiffs DGMD Real Estate Investments, LLC, Armpro, LLC and Zhang Springs LV, LLC. The Court denied the motion as to Prodigy Holdings LLC and Las Vegas Green Organics. The Case is set to go to trial on May 15, 2023.

Tierney Arbitration

On March 9, 2021, Terrence Tierney (“Claimant”), the Company’s former President and Secretary, who was terminated by the Company for Cause on August 7, 2020, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for unpaid base pay and unpaid deferred business compensation (which was not earned nor due), expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment of unpaid base pay against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation plus $8,307.60 for statutory penalties. As such, the Company posits that any compensation claims that Claimant may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. On May 4, 2022, the Arbitrator issued a ruling concluding that the Arbitrator did not have jurisdiction over Claimant’s statutory wage claim under NRS 608. On September 19, 2022, Claimant filed a complaint in state court seeking compensation under NRS 608.020. The Company asserts that the 2-year statute of limitations bars Claimant’s complaint, and further asserts that Claimant has been paid in full pursuant to the payments issued to Claimant on April 7, 2021. The arbitration proceeded to trial on January 9-12, 2023 and the Arbitrator issued her award on March 7, 2023, awarding Claimant $401,360.61 in damages, offset by $350,000.00 awarded to the Company for its counter-claims, with a net damage award to Claimant in the sum of $51,360.61.

Item 4. Mine Safety Disclosures

The disclosures are not applicable to us.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

The Company’s shares of common stock are currently quoted on the OTC Markets “Pink” Marketplace under the symbol “MJNE.” The following information reflects the high and low closing prices of the Company’s common stock on the OTC Markets “PINK” for the years ended December 31, 2022 and 2021.

Quarterly period	High	Low
Fiscal year ended December 31, 2022:
First Quarter	$0.347	$0.228
Second Quarter	$0.346	$0.1931
Third Quarter	$0.275	$0.199
Fourth Quarter	$0.22	$0.1049

Fiscal year ended December 31, 2021:
First Quarter	$1.28	$0.63
Second Quarter	$0.523	$0.365
Third Quarter	$0.475	$0.299
Fourth Quarter	$0.4495	$0.2556

Holders

As of May 4, 2023, there were 143 shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not, nor did any affiliated purchaser, make any repurchases of the Company’s securities during the year ended December 31, 2022.

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

Operational highlights:

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of its business license in Nye County and its final inspection by the Cannabis Compliance Board (“CCB”), is expected to become operational in the summer of 2022. During the year ended December 31, 2021, the Company elected to relocate all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. The Company will utilize the 260 Acres for its own harvest along with additional harvests under any Cultivation and Sales Agreements.

●	Cultivation and Sales Agreements entered into for multiple grows on the Company’s 260 Acres located in the Amargosa Valley of Nevada. During the year ended December 31, 2021, the Company entered into separate Cultivation and Sales Agreements, whereby the Company shall retain certain independent growers to provide oversight and management of the Company’s cultivation and sale of products at its 260 Acres. The independent growers shall pay to the Company a royalty of net sales revenue with a minimum royalty after two years. As of the date of this filing, the Company is waiting on its business license in Nye County and its final inspection by the Cannabis Compliance Board before it can commence its operations under the Agreement.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five present complete. The impact of COVID-19 in obtaining inspections and permitting has significantly delayed the completion of this community. The Company has elected to cease any renovations or additions at its Tiny Home Community but will continue to rent out those units that have been leased.

●	an agreement to acquire a cultivation license and production license, both currently located in Nye County Nevada. On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the CCB provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser. On April 12, 2022, the CCB issued an Adult-Use Production License to MJ Distributing P133, LLC and an Adult-Use Cultivation License to MJ Distributing C202, LLC. The Company is currently awaiting the transfer approval from the CCB.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $10,000 per month. As of December 31, 2022, the amount due the Company under the short-term loan is $212,469 and the amount of technical services income (misc. income) recorded for the year ended December 31, 2022 was $100,000.

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of Red Earth, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and Red Earth was terminated as of the date of the Termination Agreement resulting in the return of ownership of Red Earth to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. On September 2, 2021, the Company received approval of the Termination Agreement from the CCB. Please see Note 8 — Intangible Assets and Note 17 — Gain on Disposal of Subsidiary for further information.

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

Results of Operations for the Years Ended December 31, 2022 and 2021

The Company’s historical financial statements prior to the reverse merger were replaced with the historical financial statements of Red Earth, the “accounting acquirer,” based on the accounting treatment for reverse merger transactions.

Revenues

Revenues were $362,313 for the year ended December 31, 2022 compared to $241,870 for the year ended December 31, 2021.

	For the years ended
	December 31,
	2022	2021
Revenues:
Rental income (i)	$112,313	$74,003
Management income from acres Cultivation (ii)	-	30,989
Equipment lease income (ii)	-	12,912
Product sales (iii)	-	123,966
Management income from MJH Research, Inc. (iv)	250,000	-
Total	$362,313	$241,870

(i)	The rental income is from the Company’s THC Park.
(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company does not anticipate that it will generate any further revenue under the Acres relationship. The Company will not generate any further revenue under the Acres relationship.
(iii)	Product sales from Company inventory. As part of the termination of the Acres Cultivation, LLC Cultivation and Sales Agreement, the Company was given cannabis available for resale. Sales in 2021 include product sold to third parties and product given in exchange for rent. During the year ended December 31, 2022, the lack of revenue from product sales is largely attributable to a complaint filed by the Company against one of its third-party storage facilities. Please see Note 4 — Inventory for further information.
(iv)	On July 11, 2022, the Company purchased MJH Research, Inc. (“MJH”) through a stock exchange agreement. MJH is a Florida corporation whose operations center around providing consulting services for growing techniques, management and cultivation of crops, as well as licensing support, production and asset and infrastructure development.

Operating Expenses

Direct cost of revenue was $0 for the year ended December 31, 2022 compared to $341,626 for the year ending December 31, 2021, resulting in a decrease of $341,626. The decrease was largely attributable to the decrease in product sales for the year ended December 31, 2022 due to the litigation with one of the Company’s storage facilities.

	Year ended
	December 31,
Direct costs of revenue:	2022	2021
Rental income	$-	$-
Management and lease equipment income	-	-
Product sales	-	341,626
Total	$-	$341,626

General and administrative, marketing and selling expenses were $1,956,138 for the year ended December 31, 2022 compared to $4,903,085 for the year ended December 31, 2021, resulting in a decrease of $2,946,947. The decrease was largely attributable to a decrease in the Company’s payment for payroll expenses and the settlement of its rights participation agreement.

Depreciation and amortization were $230,616 for the year ended December 31, 2022 compared to $293,937 for the year ended December 31, 2021, resulting in a decrease of $63,321. The decrease was largely attributable to disposal of the Company’s subsidiary, Red Earth.

Professional fees were $1,569,627 for the year ended December 31, 2022 compared to $3,350,308 for the year ended December 31, 2021, resulting in a decrease of $1,780,681. The decrease was largely attributable to a decrease in consulting and professional fees due to a decrease in corporate activity.

Other income (expenses)

Other income (expenses) were ($1,955,949) for the year ended December 31, 2022 compared to $12,454,417 for the year ended December 31, 2021, resulting in a decrease of ($14,410,366). The decrease was largely attributable to the Company’s liquidation of its marketable securities held for sale during the year ended December 31, 2021 as compared to no liquidation of marketable securities in the year ended December 31, 2022 as well as a loss on impairment of investments of $619,186 and impairment of asset of $1,451,815 during the year ended December 31, 2022.

Net income (loss)

Net income (loss) was ($5,380,241) for the year ended December 31, 2022 compared to net income of $3,530,331 for the year ended December 31, 2021, resulting in a decrease of ($8,910,572). The increase in net loss for the year ended December 31, 2022 versus net income for the year ended December 31, 2021 is largely attributable to the Company’s liquidation of its marketable securities held for sale during the year ended December 31, 2021 as compared to no liquidation of marketable securities in the year ended December 31, 2022. In addition, the Company elected to write down its goodwill from the acquisition of MJH Research, Inc.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended December 31, 2022 and 2021:

	2022	2021
Cash Flows:

Net cash used in operating activities	(3,655,467)	(4,657,679)
Net cash provided by (used in) investing activities	185,743	10,772,190
Net cash (used in) provided by financing activities	110,861	(1,532,675)

Net change in cash	(3,358,863)	4,581,836
Cash at beginning of year	4,699,372	4,699,372

Cash at end of year	$1,340,509	$4,699,372

The Company had cash of $1,340,509 at December 31, 2022 compared with cash of $4,699,372 at December 31, 2021.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022, was $3,655,467 versus $4,657,679 for the year ended December 31, 2021. The decrease in cash used in operating activities in 2022 is largely attributable to a net loss of $5,380,241 and an increase in accounts receivable of $6,949,940 offset by a forgiveness of accounts receivable of $6,947,780 and loss on impairment of investment of $500,000. The Company elected to reclassify an intracompany accounts receivable to a third-party accounts receivable and write-off the accounts receivable at December 31, 2022.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2022, was $185,743 as compared to $10,772,190 for the year ended December 31, 2021. The decrease in cash provided by investing activities in 2022 is largely attributable to the Company’s proceeds from the sale of marketable securities in the amount of $10,207,429 for the year ended December 31, 2021 as compared to no liquidation of marketable securities in the year ended December 31, 2022.

Financing Activities

Net cash provided by (used in) provided by financing activities during the year ended December 31, 2022 was $110,861 as compared to ($1,532,675) for the year ended December 31, 2021. The increase in cash provided by financing activities in 2022 is solely attributable to proceeds from the issuance of notes payable in the amount of $110,861.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Seasonality

The Company does not consider its business to be seasonal.

Commitments and Contingencies

The Company is subject to the legal proceedings described in “Item 3. Legal Proceedings” of this report.

Inflation and Changing Prices

Neither inflation nor changing prices for the year ended December 31, 2022 had a material impact on the Company’s operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 21, 2019, the Company’s Board of Directors engaged Sadler, Gibb & Associates, LLC (“Sadler Gibb”) to serve as the Company’s independent registered public accounting firm effective on this same date. On June 28, 2022, the Company dismissed Sadler Gibb as the Company’s independent registered public accounting firm. The dismissal of Sadler Gibb was recommended by the audit committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) and approved by the Board.

On June 28, 2022, in connection with the Company’s dismissal of Sadler Gibb, the Board approved the engagement of Fruci & Associates II, PLLC (“Fruci”) as its new independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2022. The decision to retain Fruci was recommended by the Audit Committee, and approved by the Board, after taking into account the results of a competitive review process and other business factors.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2022.

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

Under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2022, as required by Securities Exchange Act Rule 13a-15(c). In making its assessment, the Company has utilized the criteria set forth by the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company concluded that based on its evaluation, the Company’s internal control over financial reporting was not effective as of December 31, 2022.

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2022, due to resource constraints, material weaknesses became evident to management regarding its inability to generate all the necessary disclosures for inclusion in its filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company lacked sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes it to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company does not have any independent outside director on the Company’s Board of Directors and lacks documentation of its internal control processes. The Company intends to add additional external accounting support. During 2019, the Company established an audit committee and compensation committee.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. During 2023, as its business operations expand, the Company plans to hire additional employees and engage outside professionals to address the material weaknesses identified above.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors & Executive Officers

The Company’s directors and executive officers, their ages, positions held, and duration of such, were as follows as of December 31, 2022:

Name of Officer/Director	Age	Position with Company	Director Since
Paris Balaouras (1)	51	Interim Chief Executive Officer, Interim Chief Executive Officer, Chief Cultivation Officer and Chairman of the Board of Directors	December 15, 2017
Tom Valenzuela (2)	53	Director	October 26, 2022
Christopher Reasonover (3)	25	Director	November 10, 2022
Timothy Luff (4)	61	Director	October 26, 2022

(1)	Mr. Balaouras was appointed to the Board of Directors on December 15, 2017 and retained as the Company’s Chief Cultivation Officer on September 15, 2020. On February 25, 2023, Paris Balaouras, the Company’s Chief Executive Officer and Chairman of the Board of Directors, submitted his resignation as Chief Executive Officer and Chairman of the Board of Directors effective as of February 25, 2023.
(2)	Mr. Valenzuela was appointed to the Board of Directors on October 26, 2022.
(3)	Mr. Reasonover was appointed to the Board of Directors on October 26, 2022.
(4)	Mr. Luff was appointed to the Board of Directors on November 10, 2022.

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

Tom Valenzuela has acted as Director of Construction at MJ Holdings from 2019 to the present. On October 26, 2022, Mr. Valenzuela was appointed to the Company’s Board of Directors. In addition, Mr. Valenzuela has acted as director of operations for both MJ Holdings’ 260-acre outdoor farm and their indoor cultivations. Mr. Valenzuela is focused on managing all cannabis development projects, as well as all operations within MJ Holdings current cultivations in Nevada. From 2016 to 2019, Mr. Valenzuela worked with Masterbuilt Construction, located in Las Vegas, as a project manager. Mr. Valenzuela was directly responsible for managing several large real estate developments to completion. From 2014 to 2016, Mr. Valenzuela acted as cultivation manager, of Thompson Farm 1, managing all cannabis cultivations and operations. Mr. Valenzuela has been involved with the cannabis industry since legalization acting as a manager, or director. Mr. Valenzuela has an AA degree in Graphic Design from Glendale Community College. He also attended University of Colorado in 1990 and University of Northern Colorado.

Chris Reasonover has been acting as compliance manager at MJ Holdings from April 2022 to the present. On November 10, 2022, Mr. Reasonover was appointed to the Company’s Board of Directors. During 2022, Mr. Reasonover worked remotely as an administrative assistant for Canopy Growth Corporation located in Ontario Canada. In mid-2019 to late 2021, Mr. Reasonover worked in operations and sales for MJ Holdings. From mid-2018 to 2019, Mr. Reasonover was a supervisor for Flex-Tech company in Goshen, IN. Mr. Reasonover has been involved with the cannabis industry since 2019. Mr. Reasonover has an AAS in Business Administration from Ivy Tech Community College in Elkhart, IN.

Timothy Luff has worked for Focus Distribution in Las Vegas from 2017 to 2022, where he was responsible for delivery, sales and ultimately held the title of Vice President responsible for client relationship management. Mr. Luff attended Oral Roberts University school of business in Tulsa.

Significant Employees

At December 31, 2022, the Company did not have any significant employees other than its executive officers.

Family Relationships

There are no familial relationships by and between Mr. Balaouras and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Board Committees

On October 2, 2019, the Company established an audit committee and compensation committee which are both chaired by Tom Valensuela, a director of the Company. The Company’s common stock is not currently listed on any national exchange and it is not required to maintain such committees by any self-regulatory agency.

Director Compensation

		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name	Year	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Roger J. Bloss (1)	2022	7,500	9,300	-	-	-	-	16,800
	2021	3,750	16,250	-	-	-	-	20,000

Paris Balaouras (2)	2022	12,750	9,300	-	-	-	-	22,050
	2021	3,750	16,250	-	-	-	-	20,000

David Dear (3)	2022	7,500	9,300	-	-	-	-	16,800
	2021	3,750	16,250	-	-	-	-	20,000

Chris Reasonover (4)	2022	1,500	-	-	-	-	-	1,500
	2021	-	-	-	-	-	-	-

Tom Valenzuela (5)	2022	1,500	-	-	-	-	-	1,500
	2021	-	-	-	-	-	-	-

Timothy Luff (6)	2022	1,500	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-

David Radcliffe (7)	2022	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-

(1)	Mr. Bloss resigned as a director on September 24, 2022.
(2)	Mr. Balaouras resigned as an officer and director on February 25, 2023.
(3)	Mr. Dear resigned as a director on September 22, 2022.
(4)	Mr. Reasonover was appointed a director on November 10, 2022.
(5)	Mr. Valenzuela was appointed a director on October 26, 2022.
(6)	Mr. Luff was appointed a director on October 26, 2022.
(7)	Mr. Radcliffe was appointed a director on September 22, 2022 and subsequently resigned as a director on November 9, 2022.

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

On October 17, 2022, the Company’s Board of Directors elected to revise the terms of the Board of Directors Services Agreement for each director. Section 2 (Compensation) was revised such that the directors’ cash compensation was reduced to $1,500 per quarter. The revision became effective on October 17, 2022. The remainder of Section 2 remains unchanged.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2022 and 2021, by its Chief Executive Officer and its other most highly compensated executive officers (the “named executive officers”) who served in such capacities at the end of the fiscal year ended December 31, 2022. Except as provided below, none of its named executive officers received any other compensation required to be disclosed by law in excess of $10,000 annually.

Name and Principal Position	Year	Salary- Paid or accrued ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paris Balaouras
Interim Chief Executive Officer, Chief Cultivation Officer and Director (1)	2022	105,000	-	-	-	-	-	-	105,000
	2021	142,355	-	-	-	-	-	-	142,355

Roger J. Bloss
Chief Executive Officer and Director (2)	2022	105,000	-	-	-	-	-	-	105,000
	2021	164,619	-	-	-	-	-	-	164,619

Bernard Moyle
Interim Chief Financial Officer, Secretary (3)	2022	60,000	-	-	-	-	-	-	60,000
	2021	78,653	-	-	-	-	-	-	78,653

(1)	Mr. Balaouras was appointed Chief Cultivation Officer on September 15, 2020 and appointed as Chairman of the Board on December 15, 2017. On February 25, 2023, Paris Balaouras, the Company’s Chief Executive Officer and Chairman of the Board of Directors, submitted his resignation as Chief Executive Officer and Chairman of the Board of Directors effective as of February 25, 2023.
(2)	Mr. Bloss was appointed as interim Chief Executive Officer on September 15, 2020 and elected to the Company’s Board of Directors on April 1, 2019. Mr. Bloss resigned as an officer and director on September 24, 2022.
(3)	Mr. Moyle was appointed Secretary on September 15, 2020. On March 16, 2021, Mr. Moyle was appointed as interim Chief Financial Officer upon the resignation of Jim Kelly. Mr. Boyle resigned as an officer on September 12, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock option awards for shares of the Company’s common stock classified as exercisable and unexercisable as of December 31, 2022, for the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paris Balaouras (i)	500,000	-	-	0.75	9/15/2023	-	-	-	-

(ii)	On February 25, 2023, Paris Balaouras, the Company’s Chief Executive Officer and Chairman of the Board of Directors, submitted his resignation as Chief Executive Officer and Chairman of the Board of Directors effective as of February 25, 2023

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of May 4, 2023:

●	each person whom the Company knows beneficially owns more than 5% of its common stock;

●	each of the Company’s named executive officers and directors; and

●	all of the Company’s executive officers and directors as a group.

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

The percentage of beneficial ownership is based on 80,341,667 shares of our common stock as of May 4, 2023 that includes, 78,591,667 shares of common stock outstanding as of May 4, 2023, 1,500,000 shares issuable upon exercise of the options issued to our executive officers and 250,000 shares issuable upon exercise of the warrant issued in connection with the July 2020 Securities Purchase Agreement.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Tom Valenzuela (3)(4)	80,000	* %
Patricia Chinnici (4)	-	0.00%
Chris Reasonover (4)	-	0.00%
Timothy Luff (4)	-	0.00%
Officers and Directors as a Group	80,000	* %
Five Percent Beneficial Owners:
Paris Balaouras (5)(6)	20,936,913	26.06%
Doug Brown (7)(8)	11,652,279	14.50%
Sunstate Futures, LLC (9)(10)	7,000,000	8.71%

*	Equals less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of May 4, 2023 are deemed outstanding for computing percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any person. Percentages are based on a total of shares of common stock outstanding on May 4, 2023 and the shares issuable upon exercise of options, warrants exercisable, and debt convertible on or within 60 days May 4, 2023.

(2)	The number of common shares outstanding used in computing the percentages is 80,341,667.

(3)	Included within Tom Valenzuela’s beneficial ownership includes 80,000 shares of common stock issued for services rendered on behalf of the Company.

(4)	The address for Messrs. Valenzuela, Reasonover, Luff and Ms. Chinnici is 5730 Sky Pointe Dr., Suite 102, Las Vegas, NV 89130.

(5)	Included within Paris Balaouras’ beneficial ownership includes 20,319,500 shares of common stock held by Roll On, LLC, 117,413 shares of common stock held in Mr. Balaouras’ name and 500,000 shares of common stock issuable upon exercise of the option issued to Mr. Balaouras as per the terms of the Employment Agreement dated September 1, 2020. Mr. Balaouras is the sole owner of Roll On, LLC, a Nevada limited liability company.

(6)	The address for Mr. Balaouras and Roll On, LLC is 8808 Glenstar Gate Ave., Las Vegas, NV 89143.

(7)	Included within Doug Brown’s ownership include 10,000,000 shares of common stock acquired in May of 2019 pursuant to the Company’s Regulation D private placement offering, 1,402,279 shares of common stock issued as per the terms of the Securities Purchase Agreement in July 2020 and 250,000 shares issuable upon exercise of the warrant issued in connection with the July 2020 Securities Purchase Agreement.

(8)	The address for Mr. Brown is 1300 South Dekalb St., Shelby, NC 28152.

(9)	Included within Sunstate Futures, LLC’s beneficial ownership includes 7,000,000 shares of common stock issued as per the terms of the Common Stock Purchase Agreement between the Company and Sunstate Futures, LLC dated July 8, 2022.

(10)	The principal of Sunstate Futures, LLC is Jim Kelly and its address is 3507 Acorn St., Tampa, FL 33619.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The following is a description of transactions for the years ended December 31, 2022 and 2021, to which the Company has been a party in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 or one percent of the average of its total assets at year-end for the last two completed fiscal years; and

●	its directors and executive officers or holders of more than 5% of the Company’s common stock, or any member of the immediate family of the foregoing persons or entities affiliated with them, had or will have a direct or indirect material interest.

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $10,000 per month. As of December 31, 2022, the amount due the Company under the short-term loan is $212,469 and the amount of technical services income (other income) recorded for the year ended December 31, 2022 was $100,000.

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

Board Composition and Director Independence

The Company’s business and affairs are managed under the direction of the board of directors. At December 31, 2022, its board of directors was currently comprised of four members, Paris Balaouras, Tom Valenzuela, Christopher Reasonover and Timothy Luff. Because of their relationship to the Company, Mr. Balaouras, Mr. Valenzuela and Mr. Reasonover are not “independent” under the rules of any national securities exchange or Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

FINANCIAL STATEMENT INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MJ Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MJ Holdings, Inc. (“the Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

June 21, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MJ Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MJ Holdings, Inc. and Subsidiaries (“the Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses, an accumulated deficit, incurred a net loss, and negative working capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Refer to Note 2 to the financial statements.

Description of the Critical Audit Matter

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. As this is the first year that the Company has earned revenue, we considered this to be a critical audit matter due to judgments required by management regarding revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to revenue recognition included the following, among others:

●	Evaluated management’s revenue recognition policies and reviewed underlying documents for reasonableness of the application of ASC 606.
●	Obtained an understanding of the process utilized by management in determining when performance obligations are satisfied.
●	Substantively tested revenue transactions to an appropriate coverage based on risk assessments.

We have served as the Company’s auditor since 2022.

Spokane, Washington

May 5, 2023

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$1,340,509	$4,699,372
Accounts receivable, net	10,149	7,989
Prepaid expenses	62,500	-
Loan receivable – related party	212,469	40,165
Convertible note receivable	-	500,000
Total current assets	1,625,627	5,247,526

Property and equipment, net	2,494,953	2,578,931
Deposits	1,010,000	1,016,184
Total non-current assets	3,504,953	3,595,115

Total assets	$5,130,580	$8,842,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,312,394	$1,750,402
Contract liabilities	1,360,000	1,404,444
Contingent liability	51,361	-
Income taxes payable	277,000	277,000
Current portion of long-term notes payable	985,589	874,728
Current portion of operating lease obligation	171,088	83,410

Total current liabilities	4,157,432	4,389,984

Non-current liabilities
Long-term notes payable, net of current portion	-	-
Operating lease obligation, net of current portion	598,596	686,274

Total non-current liabilities	598,596	686,274

Total liabilities	4,756,028	5,076,258

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 78,591,667 and 71,501,667 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	78,590	71,500
Additional paid-in capital	22,261,217	20,279,897
Common stock issuable	84	84
Accumulated deficit	(21,852,870)	(16,472,629)
Total stockholders’ equity attributable to MJ Holdings, Inc.	487,021	3,878,852
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity	374,552	3,766,383
Total liabilities and stockholders’ equity	$5,130,580	$8,842,641

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021

Revenue, net	$362,313	$241,870

Operating expenses
Cost of sales	-	341,626
General and administrative	1,956,138	4,833,321
Marketing and selling	30,224	69,764
Professional fees	1,569,627	3,350,308
Depreciation and amortization	230,616	293,937
Total operating expenses	3,786,605	8,888,956

Operating loss	(3,424,292)	(8,647,086)

Other income (expense)
Interest expense	(78,223)	(110,677)
Interest income	120,192	20,270
Miscellaneous income	100,000	20,000
Loss on impairment of investment	(619,186)	(14,845)
Gain on sale of marketable securities	-	9,857,429
Gain on sale of commercial building	-	260,141
Gain on sale of luxury box	44,444	355,556
Loss on sale of fixed assets	-	(39,288)
Loss on conversion of related party note payable	-	310,526
Loss on impairment of asset	(1,451,815)	-
Other expense	(71,361)	-
Other income	-	2,416,357
Total other income (expense)	(1,955,949)	12,454,417

Net income (loss) before income taxes	(5,380,241)	3,807,331
Provision for income taxes	-	277,000
Net Income (loss)	$(5,380,241)	$3,530,331
Loss attributable to non-controlling interests	-	-
Net income (loss) attributable to common shareholders	$(5,380,241)	$3,530,331
Net income (loss) attributable to common stockholders per share:
Net loss per share - basic	$(0.07)	$0.05
Net loss per share - diluted	$(0.07)	$0.05
Weighted average number of shares outstanding:
Basic	74,890,302	70,464,280
Diluted	74,890,302	70,665,779

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock Issuable		Common Stock		Additional paid in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balances at January 1, 2022	82,554	84	71,501,667	71,500	20,279,897	(112,469)	(16,472,629)	3,766,383
Stock based compensation	-	-	90,000	90	31,820	-	-	31,910
Issuance of common stock for the acquisition of MJH Research	-	-	7,000,000	7,000	1,949,500	-	-	1,956,500
Net loss for the year ended December 31, 2022	-	-	-	-	-	-	(5,380,241)	(5,380,241)
Balances at December 31, 2022	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(21,852,870)	$374,552

Balances at January 1, 2021	-	-	68,613,541	68,613	18,748,688	(112,469)	(20,002,960)	(1,298,128)
Issuance of common stock for services	-	-	892,667	893	306,786	-	-	307,679
Issuance of common stock for cash	-	-	263,158	263	49,737	-	-	50,000
Issuance of common stock for loan payable conversion	-	-	526,316	526	410,000	-	-	410,526
Issuance of common stock as per terms of Termination Agreement	-	-	1,000,000	1,000	629,000	-	-	630,000
Common stock issued for stock-based compensation	82,554	84	205,985	205	135,686	-	-	135,975
Net income for the year ended December 31, 2021	-	-	-	-	-	-	3,530,331	3,530,331
Balances at December 31, 2021	82,554	$84	71,501,667	$71,500	$20,279,897	$(112,469)	$(16,472,629)	$3,766,383

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ending
	December 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(5,380,241)	$3,530,331
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	-	103,762
Impairment of right of use asset	-	769,684
Depreciation and amortization	230,616	293,937
Gain on sale of marketable securities	-	(9,857,429)
Gain on disposition of assets – Red Earth	-	(337,460)
Gain on disposal of property and equipment	-	386,465
Income taxes payable	-	277,000
Gain on sale of commercial building	-	(260,141)
Common stock issued for services	-	307,679
Common stock issued for wages payable	-	84
Common stock issued for termination of participation rights agreement	-	630,000
Loss on conversion of related party note payable	-	310,526
Impairment of convertible note receivable	500,000	-
Expenses paid on behalf of Company	-	150,000
Stock-based compensation	31,910	136,579
Forgiveness of accounts receivable	6,947,780	-
Asset impairment	1,451,815	-
Changes in operating assets and liabilities:
Accounts receivable	(6,949,940)	1,472
Prepaid expenses	(62,500)	421,945
Deposits	6,184	(990,000)
Accounts payable and accrued liabilities	(438,008)	(498,726)
Contract liabilities	(44,444)	1,404,444
Other current liabilities	-	(1,328,438)
Contingent liability	51,361	-
Operating lease liability	-	(109,393)
Net cash (used in) operating activities	(3,655,467)	(4,657,679)

Cash Flows from Investing Activities
Purchase of property and equipment, net of construction in progress	(146,638)	(322,574)
Proceeds from sale of commercial building	-	1,627,500
Purchase of marketable securities	-	(200,000)
Proceeds from the sale of marketable securities	-	10,207,429
Acquisition of MJH Research, Inc.	504,685	-
Issuance of note receivable	-	(500,000)
Loan receivable	(172,304)	(40,165)
Net cash provided by investing activities	185,743	10,772,190

Cash Flows from Financing Activities
Proceeds from the issuance of notes payable	110,861	300,000
Proceeds from common stock issued for cash	-	50,000
Repayment of notes payable	-	(1,882,675)
Net cash provided by (used in) financing activities	110,861	(1,532,675)

Net increase (decrease) in cash	(3,358,863)	4,581,836

Cash, beginning of period	4,699,372	117,536

Cash, end of period	$1,340,509	$4,699,372

Supplemental disclosure of cash flow information:
Interest paid	-	115,051
Income taxes paid	-	-

Non-cash investing and financing activities:
Common stock issued for prior period debt conversion	$-	-
Common stock issued for stock subscriptions payable	$-	-
Issuance of common stock for conversion of related party note payable	$-	410,526

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 1 — Description of Business

MJ Holdings, Inc. (OTCPK: MJNE) is a highly-diversified cannabis holding company providing cultivation management, asset and infrastructure development – currently concentrated in the state of Nevada. It is the Company’s intention to grow its business and provide a 360-degree spectrum of infrastructure, including, cannabis cultivation, production of cannabis related products, management services, dispensaries and consulting services. The Company intends to grow its business through joint ventures with existing companies possessing complementary subject matter expertise, acquisition of existing companies and through the development of new opportunities. The Company intends to “prove the concept” profitably in the rapidly expanding Las Vegas market and then use that anticipated success as a template for replicating the concept in other developing states through a combination of strategic partnerships, acquisitions and opening new operations.

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

For the years ended December 31, 2022 and December 31, 2021

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MJH Research, Inc., Icon Management, LLC, Condo Highrise Management, LLC, Prescott Management, LLC, Q Brands, LLC, Farm Road, LLC and its majority owned subsidiary, Alternative Hospitality, Inc. Inter-company balances and transactions have been eliminated in consolidation.

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

The Company, at various times throughout the year, had cash in financial institutions in excess of Federally insured limits. At December 31, 2022, the Company had $1,090,509 in excess. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its credit balances.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the years ended December 31, 2022 and December 31, 2021

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 2 — Summary of Significant Accounting Policies (continued)

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

	December 31, 2022	December 31, 2021
Accounts receivable	$10,149	$50,179
Less allowance	-	(42,190)
Net accounts receivable	$10,149	$7,989

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

For the years ended December 31, 2022 and December 31, 2021

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $- and $14,845 for the years ended December 31, 2022 and 2021, respectively.

Contract Balances

The Company receives payments for new Cultivation and Sales Agreements (the “Agreements”) upon signing and defers revenue recognition for these payments until certain milestones are met as per the terms of the Agreements. In addition, the Company sold its luxury suite at the Raiders Stadium and amortizes the income from this sale at each home game. The Company elected not to sale the luxury suite during 2022. These payments represent contract liabilities and are recorded as such on the balance sheet. As of December 31, 2022 and December 31, 2021, the Company had $1,360,000 and $1,404,444 contract liabilities, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 2 — Summary of Significant Accounting Policies (continued)

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

For the year ended December 31, 2022, the majority of the Company’s revenue was derived from its newly acquired subsidiary, MJH Research, Inc. through a services contract. The revenue was recognized at the time the services were provided. The Company’s remaining revenue is derived from its rental property in Nye County, Nevada. The Revenue created from the rental revenue is completely derived from short term operating leases and is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for use by the lessee.

For the year ended December 31, 2021, the majority of the Company’s revenue was derived under the agreements, Consulting Agreement and Equipment Lease Agreement, entered into with Acres Cultivation, LLC. Revenue derived from consulting services fees are recognized over the term of the arrangement as services are provided. Revenue is presented net of discounts, fees and other related taxes. Revenue derived from equipment leases is recognized when the lease agreement is entered into and control of the equipment has passed to the customer. The Company’s remaining revenue is derived from its rental property in Nye County, Nevada.

	For the years ended
	December 31,
	2022	2021
Revenues:
Rental income (i)	$112,313	$74,003
Management income from acres Cultivation (ii)	-	30,989
Equipment lease income (ii)	-	12,912
Product sales (iii)	-	123,966
Management income from MJH Research, Inc. (iv)	250,000	-
Total	$362,313	$241,870

(i)	The rental income is from the Company’s THC Park.

(ii)	In April 2018, the Company entered into a management agreement with Acres Cultivation, LLC, a Nevada limited liability company (the “Licensed Operator”) that holds a license for the legal cultivation of marijuana for sale under the laws of the State of Nevada. In January of 2019, the Company entered into a revised agreement, which replaced the April 2018 agreement, with the Licensed Operator in order to be more stringently aligned with Nevada marijuana laws. The material terms of the agreement remain unchanged. The Licensed Operator is contractually obligated to pay over to the Company eighty-five (85%) percent of gross revenues defined as gross proceeds from sales of marijuana products minus applicable state excise taxes and local sales tax. The agreement is to remain in force until April 2026. In April 2019, the Licensed Operator was acquired by Curaleaf Holdings, Inc., a publicly traded Canadian cannabis company. On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. The Company does not anticipate that it will generate any further revenue under the Acres relationship. The Company will not generate any further revenue under the Acres relationship.

(iii)	Product sales from Company inventory. As part of the termination of the Acres Cultivation, LLC Cultivation and Sales Agreement, the Company was given cannabis available for resale. Sales in 2021 include product sold to third parties and product given in exchange for rent. During the year ended December 31, 2022, the lack of revenue from product sales is largely attributable to a complaint filed by the Company against one of its third-party storage facilities. Please see Note 4 — Inventory for further information.

(iv)	On July 11, 2022, the Company purchased MJH Research, Inc. (“MJH”) through a stock exchange agreement. MJH is a Florida corporation whose operations center around providing consulting services for growing techniques, management and cultivation of crops, as well as licensing support, production and asset and infrastructure development.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 2 — Summary of Significant Accounting Policies (continued)

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 2 — Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

As of December 31, 2022, there were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain Statements of Operations reclassifications have been made in the presentation of the Company’s prior financial statements and accompanying notes to conform to the presentation for the year ended December 31, 2022. The Company reclassified certain asset accounts (prepaid expenses and property and equipment) on its Balance Sheet. The reclassification had no impact on financial position, net income, or shareholder’s equity.

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $21,852,870 as of December 31, 2022. The Company incurred a net loss of $5,380,241 and negative working capital of $2,531,805 for the year ended December 31, 2022. The Company had negative cash flows from operations of $3,655,467 for the year ended December 31, 2022. At December 31, 2022, the Company had cash and cash equivalents of $1,340,509. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 3 — Going Concern (continued)

The Company’s current capital resources include cash, and inventories. Historically, the Company has financed its operations principally through equity and debt financing.

Note 4 — Inventory

Inventory at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Inventory – finished goods (i)	$1,271,402	$1,271,402
Storage inventory (ii)(iii)	498,675	498,675
Less reserve	(1,770,077)	(1,770,077)
Inventory, net	$-	$-

(i)	On January 21, 2021, the Company received a Notice of Termination, effective immediately, from Acres Cultivation, LLC. During the year ended December 31, 2021, the Company relocated all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. As part of the termination, the Company was granted the right to retain 3,654 lbs. of cannabis from the Cultivation Facility for resale.

(ii)	On April 14, 2021, the Company entered into a storage work order with TapRoot Labs (“TapRoot”). Under the terms of the work order, the Company stored 1827 lbs. of fresh frozen flower (“Product”) with TapRoot at a rate of $6,000/ month. Rent was payable through Product stored with TapRoot at the rate of $175/lb. The work order had a term of 5 months and then continued on a month-to-month basis upon the same terms. At December 31, 2022, the Company had 889 lbs. stored with TapRoot. The Company has elected to reserve the full amount of Product stored with TapRoot as it does not anticipate any future sales will be made.

(iii)	On April 13, 2021, the Company entered into a Storage & Purchase Agreement (the “Agreement”) with AP Management, LLC (“AP”). Under the terms of the Agreement, the Company stored 1827 lbs. of fresh frozen flower (“Product”) with AP. AP was granted the exclusive right to purchase the Product at a rate of $175/lb for the first 30 days of storage. After 30 days, the Company had the right to make sales to third parties. At December 31, 2022, the Company had 1827 lbs. stored with AP. The Company has elected to reserve the full amount of Product stored with AP as it does not anticipate any future sales will be made. Please see Item 3. Legal Proceedings for further information.

Note 5 — Note Receivable

Note receivable at December 31, 2022 and December 31, 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Note receivable- GeneRx (i)(ii)	$-	$500,000
Total	$-	$500,000

(i)	On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $300,000. The Note has a term of one year (March 12, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded $300,000 on March 15, 2021, $150,000 on April 2, 2021 and $50,000 on April 7, 2021. As of December 31, 2022, $500,000 principal was due on the Note. The Company elected to impair the principal and interest due on the Note at December 31, 2022.

(ii)	The convertible note receivable is considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 6 — Acquisition of MJH Research, Inc.

On July 8, 2022, the Company entered into a Common Stock Purchase Agreement (the “Agreement”) with MJH Research, Inc. (“MJH”), a Florida corporation, and Sunstate Futures, LLC (the “Seller”), a Florida limited liability company. Under the terms of the Agreement, the Seller agreed to sale all issued and outstanding shares of common stock (100,000 shares) (the “Common Stock”) of MJH to the Company. In consideration of the purchase of the shares of Common Stock, the Company agreed to issue the Seller seven million (7,000,000) shares of its common stock. The acquisition is a provisional estimate and is being further evaluated. The transaction closed on July 11, 2022.

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

In performing the annual impairment test, the fair value of each indefinite-lived intangible asset is compared to its carrying value and an impairment charge is recorded if the carrying value exceeds the fair value. For goodwill, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, and whether it is necessary to perform the quantitative goodwill impairment test. The quantitative test is required only if the Company concludes that it is more -likely-than-not that a reporting unit’s fair value is less than its’ carrying amount. For quantitative testing, the Company compares the fair value of each reporting unit with its’ carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Assets acquired	As of July 11, 2022

Cash	$504,685
Goodwill (i)	1,451,815
Total purchase price	$1,956,500

(i)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 11, 2022 through December 31, 2022 were as follows:

Balance as of July 11, 2022	$1,451,815
Additions and adjustments	(1,451,815)
Balance as of December 31, 2022	$-

For the years ended December 31, 2022 and 2021, the Company recorded an impairment of goodwill in the amount of $1,451,815 and $-, respectively. During the fourth quarter of fiscal 2022, the Company performed an interim goodwill impairment analysis on the MJH Research, Inc. acquisition and its $1,451,815 goodwill balance based on assessed potential indicators of impairment, including recent disruptions to its business plan resulting from the COVID-19 pandemic, the increasing uncertainty of near-term demand requirements, supply constraints and financing constraints. The impairment assessment and valuation method require the Company to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital. As a result of the goodwill impairment evaluation, the Company determined that the fair value of the MJH Research, Inc. acquisition was below carrying value, including goodwill, by $1,451,815. This change was primarily due to changes in the timing and amount of expected cash flows resulting from lower projected revenues, profitability and cash flows. Consequently, during the fourth quarter of 2022, the Company recorded a $1,451,815 impairment charge for the partial impairment of the MJH Research, Inc. acquisition goodwill. The Company does not anticipate that it will generate any further revenue through MJH Research, Inc. in the foreseeable future.

Note 7 — Property and Equipment

Property and Equipment at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
Leasehold Improvements	$264,523	$654,628
Machinery and Equipment	386,879	244,583
Building and Land	1,650,000	1,650,000
Furniture and Fixtures	561,352	566,220
Construction in progress	396,480	-
Total property and equipment	3,259,233	3,115,431

Less: Accumulated depreciation	(764,280)	(536,500)
Property and equipment, net	$2,494,953	$2,578,931

Depreciation expense for the years ending December 31, 2022 and 2021 was $230,616 and $293,937, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $10,000 per month. As of December 31, 2022, the amount due the Company under the short-term loan is $212,469 and the amount of technical services income (misc. income) recorded for the year ended December 31, 2022 was $100,000.

On August 26, 2021, the Company and the Company’s Chief Cultivation Officer and previous owner of the Subsidiary, Paris Balaouras, entered into a Termination Agreement. Under the terms of the Termination Agreement, the Purchase Agreement (the “Purchase Agreement”), dated December 15, 2017, entered into between the Company and the Subsidiary was terminated as of the date of the Termination Agreement resulting in the return of ownership of the Subsidiary to Mr. Balaouras. Neither party shall have any further obligation to one another pursuant to the terms of the Purchase Agreement. Please see Note 16 — Related Party Transactions for further information.

On September 2, 2021, the Company received approval of the Termination Agreement from the CCB.

Note 9 —Deposits

Deposits as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
MJ Distributing, Inc. (i)	$1,010,000	$1,016,184
Total	$1,010,000	$1,016,184

(i)	On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 10 — Asset Impairment

Asset impairment as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
Smile, LLC (i)	-	150,000
Innovation Labs, Ltd. (ii)	-	250,000
GeneRx note receivable (iii)	500,000	-
Total	$500,000	$400,000

(i)	On June 7, 2019, Smile, LLC (“Smile”)(the “Borrower”), a Nevada limited liability company, issued a Convertible Promissory Note (the “Note”) in the amount of $250,000 to Roger Bloss, a director of the Company, and MJ Holdings, Inc. for funds advanced to Smile. Mr. Bloss contributed $100,000 and MJ Holdings, Inc. $150,000 for a total of $250,000. The Note had a term of six (6) months, matured on December 6, 2019 and accrues interest at 1% per month. The Holder shall have the right from time to time, and at any time during the period beginning on the date which is 180 days following the date of this Note and ending on the later of: (i) the Initial Maturity date, and (ii) the Extended Maturity Date, or (iii) the date of payment of the Default amount, to convert the note into equity ownership of the Borrower. The conversion shall be negotiated in good faith. If the parties cannot agree to the Conversion Price, then a third party shall determine the Value of the Borrower and the Conversion Price shall be the Principal Amount (“PA”) of the Note as the numerator and the Value of the Borrower (“V”) shall be the denominator. PA/V=X *100=% of ownership. On December 5, 2019, the Borrower was granted a 6-month extension by the Company that changed the maturity date to June 6, 2020. The Note is currently in default. As such, the Company elected to reserve the entire Note amount at December 31, 2021 due to the uncertainty of its ability to collect on the Note.

(ii)	On June 25, 2019, the Company entered into a Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement (the “Agreement”) with Innovation Labs, Ltd. and Innovation Shares, LLC. Under the terms of the Agreement, the Company purchased 238,096 Series Post Seed Preferred Stock Shares and 238,096 Series Post Seed Preferred Units for a purchase price of $250,000. As of December 31, 2021, the Company elected to reserve the entire amount of the investment due to the uncertainty of its ability to liquidate the investment to recover its $250,000 purchase price or recover the investment amount through dividends payable by Innovation Labs, Ltd.

(iii)	On March 12, 2021, the Company (the “Holder”) was issued a Convertible Promissory Note (the “Note”) by GeneRx (the “Borrower”), a Delaware corporation, in the amount of $300,000. The Note has a term of one year (March 12, 2022 Maturity Date) and accrues interest at two percent (2%) per annum. The Note is convertible, at the option of the Holder, into shares of common stock of the Borrower at a fixed conversion price of $1.00 per share. Upon an Event of Default, the Conversion Price shall equal the Alternate Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Alternate Conversion Price” shall equal the lesser of (i) 80% multiplied by the average of the three lowest daily volume weighted average prices (“VWAP”) during the previous twenty (20) Trading Days (as defined below) before the Issue Date of this Note (representing a discount rate of 20%) or (ii) 80% multiplied by the Market Price (as defined herein) (representing a discount rate of 20%). “Market Price” means the average of the three lowest daily VWAPs for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four percent (24%) per annum from the due date thereof until the same is paid (the “Default Interest”). The Company funded $300,000 on March 15, 2021, $150,000 on April 2, 2021 and $50,000 on April 7, 2021. As of December 31, 2022, $500,000 principal was due on the Note. The Company elected to impair the principal and interest due on the Note at December 31, 2022.

Note 11 — Notes Payable

Notes payable as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022 (i)	$878,589	$750,000
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022 originally $250,000 (ii)	107,000	234,431
Total notes payable	$985,589	$2,106,996
Less: current portion	(985,589)	(1,185,273)
Long-term notes payable	$-	$921,723

(i)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC (the “Holder”), a Wyoming limited liability company. The Noted Secured by Deed of Trust (the “Secured Note”) accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of December 31, 2021, $750,000 principal and $0 interest remain due. On February 4, 2022, the Company entered into a Note Modification Agreement (the “Agreement”) with the Holder amending the terms of the Secured Note. The Parties agree that the maturity date of the Secured Note being January 31, 2022, had passed and that the balance of the Secured Note is now due (currently Seven-Hundred and Fifty-Thousand Dollars ($750,000.00), and the parties also agree that the conditions in the Secured Note requiring the assessment of the additional Five-Hundred Thousand Dollars ($500,000.00) consulting fee was triggered bringing the total amount owed by the Company under the terms of the Secured Note to One-Million Two-Hundred Fifty-Thousand Dollars ($1,250,000.00). Under the terms of the Agreement, the Company made a payment in the amount of $357,342.88 bringing the new principal balance to $900,000. The interest rate shall be 7% per annum. Future payments shall be calculated on a 20-year amortization with a balloon payment in three years. The first monthly payment of $6,977.69 was made on March 25, 2022 with the final balloon payment due on February 1, 2025. As of December 31, 2022, $878,589 principal remains due.

(ii)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of December 31, 2022, $107,000 principal remains due.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 11 — Notes Payable (continued)

Amount
Fiscal year ending December 31:
2023	985,589
2024	-
2025	-
2026	-
Thereafter	-
Total minimum loan payments	$985,589

Note 12 — Commitments and Contingencies

Employment Agreements

On September 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Paris Balaouras (the “Employee”). Under the terms of the Agreement, the Employee shall serve as the Company’s Chief Cultivation Officer for a term of three (3) years (the “Term”) commencing on September 15, 2020. The Employee shall receive a base salary of $105,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the board of directors of the Company in its sole discretion, in amount equal to up to 100% of Employee’s base salary for the then current fiscal year, shall be eligible to receive an annual discretionary stock grant during the Term which shall be vested in equal increments of 1/3rd each over a three year period beginning on the first anniversary of employment, shall be eligible to receive a compensatory stock grant of 667,000 shares for and in consideration of past compensation ($224,000 at September 15, 2020) foregone by Employee; such grant exercisable at Employee’s option as such time as Employer is profitable at the NOI level on a trailing twelve (12) month basis or upon other commercial reasonable terms as the Board may determine and shall be awarded options to purchase 500,000 shares of the Company’s common stock, exercisable at a price of $.75 per share. Effective upon the resignation of Mr. Bloss as the Company’s Chief Executive Officer, Mr. Balaouras assumed the role of Interim Chief Executive Officer. Please see Note 19 — Subsequent Events for further information.

On September 1, 2020, the Company entered into an Employment Agreement (the “Agreement”) with Roger Bloss. Under the terms of the Agreement, the Employee shall serve as the Company’s Interim Chief Executive Officer for a term of six (6) months and the Chief Executive Officer and for an additional two (2) years and six (6) months as the Chief Executive Officer for a total of three (3) years (the “Term”) commencing on September 15, 2020. The Employee shall receive a base salary of $105,000 annually, shall be eligible to receive an annual discretionary bonus during the Term, based on performance criteria determined by the board of directors of the Company in its sole discretion, in amount equal to up to 100% of Employee’s base salary for the then current fiscal year, shall be eligible to receive an annual discretionary stock grant during the Term which shall be vested in equal increments of 1/3rd each over a three year period beginning on the first anniversary of employment and shall be awarded options to purchase 500,000 shares of the Company’s common stock, exercisable at a price of $.75 per share. On September 24, 2022, Mr. Bloss submitted his resignation as the Company’s Chief Executive Officer and Director effective as of September 24, 2022. On September 24, 2022, the Company and Mr. Bloss entered into a Settlement and Mutual Release, whereby Mr. Bloss would receive $20,000 as compensation upon his resignation and the Company’s 51% equity interest in Alternative Hospitality, Inc. The Company paid Mr. Bloss the $20,000 on October 6, 2022, but it has not transferred its equity interest in Alternative Hospitality, Inc. to Mr. Bloss.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 12 — Commitments and Contingencies (continued)

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

On October 26, 2022, the Company’s Board of Directors appointed two new directors, Tom Valenzuela and Timothy Luff, effective as of October 26, 2022.

On October 27, 2022, the Company changed the composition of its Compensation Committee to include Messrs. Valenzuela Luff, Balaouras and Radcliffe. Mr. Balaouras will serve as the committee’s Chairman.

Please see Note 19 — Subsequent Events for further information.

Operating Leases

The Company leases a two production / warehouse facility under a non-cancelable operating lease that expires in June 2027 and September 2029, respectively.

As of December 31, 2022, the Company recorded operating lease liabilities of $769,684 and right of use assets for operating leases of $0. During the year ended December 31, 2022, operating cash outflows relating to operating lease liabilities was $0. As of December 31, 2022, the Company’s operating leases had a weighted-average remaining term of 6.5 years and weighted-average discount rate of 5.0%. The discount rate applied approximates the collateralized borrowing rate.

Future minimal rental and lease commitments under non-cancelable operating leases with terms in excess of one year as of December 31, 2022, are as follows:

Amount
Fiscal year ending December 31:
2023	120,000
2024	120,000
2025	120,000
2026	120,000
2027	120,000
Thereafter	330,000
Total minimum lease payments	930,000
Interest	(160,316)
Operating lease obligation, net	769,684
Current portion of operating lease obligation	(171,088)
Operating lease obligation, net of current portion	$598,596

Rent expense, incurred pursuant to operating leases for the years ended December 31, 2022 and 2021, was $199,102 and $88,717, respectively.

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 12 — Commitments and Contingencies (continued)

MJ Holdings, Inc. Complaint

On December 14, 2021, MJ Holdings, Inc. (the “Plaintiff”) filed a Complaint against NCMM, LLC, AP Management, LLC and Valerie Small (collectively, the “Defendants”)( together, the “Parties”). In the Complaint, the Plaintiff alleges that the Defendants have refused to return the cannabis that was being stored for Plaintiff under a Storage and Purchase Agreement entered into with AP Management. By failing to return the cannabis to Plaintiff, or Plaintiff’s designee, the Defendants have deprived Plaintiff of the ability to sell, transfer or market the product. In addition, the Defendants have sought to unlawfully extort the Plaintiff for illicit payments of thousands of dollars in money and/or cannabis in exchange for returning the cannabis. On March 31, 2023, the Parties entered into a Settlement Agreement (the “Settlement Agreement”) whereby NCMM, LLC and Valerie Smalls shall (i) contact the CCB within 7 days of execution of the Settlement Agreement for authorization to transfer the approximately 1800 pounds of fresh frozen to MJ Distributing, both the passing and failed fresh frozen; and (ii) NCMM shall pay the Company a total of $60,000 as a Settlement Amount. The Settlement Amount shall be paid as $5,000 per month beginning on June 1, 2023. In the event the Settlement Amount monthly payment is not paid by the fifth of every month, NCMM shall pay a late payment penalty fee of $100 per day.

Gappy and Shaba Compliant

On December 3, 2021, a Complaint was filed against MJ Holdings, Inc., HDGLV, LLC, Red Earth, LLC (collectively, the “Defendants”) by Ziad Gappy and David Shaba (collectively, the “Plaintiffs”). In the Complaint, the Plaintiffs allege the Defendants made misleading statements and/or omissions relating to the Company in the Plaintiffs’ negotiation to purchase shares of MJ Holdings, Inc. In addition, the Plaintiffs allege that the Defendants have not honored the 2018 Agreements negotiated between the Plaintiffs and Defendants, MJ Holdings, Inc. has failed to issue an additional $125,000 in stock due to the Plaintiffs as was agreed to in writing and the Defendants have failed to start the Western Project. The case is ongoing. Defendants have denied all allegations. Discovery is currently open and is set to close in July of 2023.

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

Discovery has concluded and the parties were unable to resolve the case through settlement negotiations. Paris Balaouras and MJ Holdings filed a motion for summary judgment against all Defendants. The Court granted the Motion as to Plaintiffs DGMD Real Estate Investments, LLC, Armpro, LLC and Zhang Springs LV, LLC. The Court denied the motion as to Prodigy Holdings LLC and Las Vegas Green Organics. The Case is set to go to trial on May 15, 2023.

Tierney Arbitration

On March 9, 2021, Terrence Tierney (“Claimant”), the Company’s former President and Secretary, who was terminated by the Company for Cause on August 7, 2020, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for unpaid base pay and unpaid deferred business compensation (which was not earned nor due), expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment of unpaid base pay against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation plus $8,307.60 for statutory penalties. As such, the Company posits that any compensation claims that Claimant may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. On May 4, 2022, the Arbitrator issued a ruling concluding that the Arbitrator did not have jurisdiction over Claimant’s statutory wage claim under NRS 608. On September 19, 2022, Claimant filed a complaint in state court seeking compensation under NRS 608.020. The Company asserts that the 2-year statute of limitations bars Claimant’s complaint, and further asserts that Claimant has been paid in full pursuant to the payments issued to Claimant on April 7, 2021. The arbitration proceeded to trial on January 9-12, 2023 and the Arbitrator issued her award on March 7, 2023, awarding Claimant $401,360.61 in damages, offset by $350,000.00 awarded to the Company for its counter-claims, with a net damage award to Claimant in the sum of $51,360.61.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

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

Preferred Stock Issuances

Year ended December 31, 2022

None

Year ended December 31, 2021

None

At December 31, 2022 and December 31, 2021, there are 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 13 — Stockholders’ Equity (Deficit) (continued)

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 78,591,667 shares of Common Stock are issued and outstanding as of December 31, 2022. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefore subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the fiscal years ended December 31, 2022 and December 31, 2021, the Company issued and/or sold the following unregistered securities:

Year ended December 31, 2022

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 13 — Stockholders’ Equity (Deficit) (continued)

At December 31, 2022 and December 31, 2021, there are 78,591,667 and 71,501,667 shares of Common Stock issued and outstanding, respectively.

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

For the year ended December 31, 2022, basic and diluted loss per common share were the same as any potentially dilutive shares outstanding were excluded due to the loss for the period presented. The outstanding warrants and options as of December 31, 2022, to purchase 1,750,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive. Please see Note 15 — Stock Based Compensation for further information on the Company’s warrants and options outstanding at December 31, 2022.

For the year ended December 31, 2022, basic and diluted income per common share were based on 78,591,667 and 71,501,667 shares, respectively.

Note 15 — Stock Based Compensation

Warrants and Options

A summary of the warrants and options issued, exercised and expired are below:

Stock Options

On September 15, 2020, the Company issued an option to purchase 500,000 shares of common stock to each of Messrs. Balaouras, Bloss and Moyle as per the terms of their employment agreements. The options have an exercise price of $0.75 and expire on the three-year anniversary date.

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2021	1,500,000	$0.75	1.68
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at December 31, 2022	1,500,000	$0.75	0.68
Exercisable at December 31, 2022	1,500,000	$0.75	0.68

Options outstanding as of December 31, 2022 and December 31, 2021 were 1,500,000 and 1,500,000, respectively. All outstanding options are fully vested as of December 31, 2022.

Warrants

On January 11, 2021, the Company issued an accredited investor a Common Stock Purchase Warrant Agreement in conjunction with the July 2020 Securities Purchase Agreement granting the holder the right to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.10 for a term of 4-years.

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2021	250,000	$0.10	3.03
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at December 31, 2022	250,000	$0.10	2.03
Exercisable at December 31, 2022	250,000	$0.10	2.03

Warrants outstanding as of December 31, 2022 and December 31, 2021 were 250,000 and 250,000, respectively. All outstanding warrants are fully vested as of December 31, 2022.

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 16 — Related Party Transactions

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $10,000 per month. As of December 31, 2022, the amount due the Company under the short-term loan is $212,469 and the amount of technical services income (misc. income) recorded for the year ended December 31, 2022 was $100,000.

On September 5, 2022, the Company entered into an Amendment (the “Amendment”) with Highland Brothers, LLC (together, the “Parties’), an entity owned by the Company’s former Chief Executive Officer, Paris Balaouras, to amend the original agreement (the “Agreement”) between the Parties dated February 15, 2019. Under the terms of the Amendment, the term of the Agreement has been extended to fifteen years and the Company shall pay Highland Brothers, LLC $150,000 as cash consideration within 10 days of execution of the Amendment. The Company made the $150,000 payment on October 6, 2022.

Note 17 — Gain on Disposal of Subsidiary

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

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 18 — Income Taxes

The Company’s federal or state income tax expense or benefit for the years ended December 31, 2022 and 2021 are summarized below.

The Company did not incur any federal or state income tax expense or benefit for the years ended December 31, 2022 and 2021.

The provision for income taxes differs from the amounts which would result from applying the federal statutory rate of 21% to the Company’s loss before income taxes as follows:

	December 31, 2022	December 31, 2021
Computed “expected” income tax benefit	$(1,129,850)	799,540
Change in valuation allowance	1,129,850	-
Stock-based compensation and services	-	46,912
Non-deductible expenses-Section 280E	-	71,741
NOL utilization	-	(641,193)
Provision for income taxes	$-	277,000

MJ HOLDINGS, INC. and SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and December 31, 2021

Note 18 — Income Taxes (continued)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Federal and state NOL carryforward	$2,912,236	2,901,805
Other intangibles	-	-
Deferred expenses	-	-
Deferred tax assets	2,912,236	2,901,805
Less: Valuation allowance	(2,912,236)	(2,901,805)
Net deferred tax assets	$-	-

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

As of December 31, 2022, the Company had a net operating loss carryforward for federal income tax purposes of approximately $13,867,790 and credit carryforwards are subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2022.

The Company files income tax returns in the U.S. The Company is not currently under examination in any of these jurisdictions and all its tax years remain open to examination due to net operating loss carryforwards.

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and establishing measurement criteria for income tax benefits. Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the year ended December 31, 2022, no interest or penalties were required to be recognized relating to unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

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

Note 19 — Subsequent Events

On February 23, 2023, the Company issued a Secured Promissory Note (the “Note”) to Paris Balaouras for accrued wages. Under the terms of the Note, the Note accrues interest at 4% per annum and shall terminate upon the earlier of January 31, 2024 or the sale of the Company’s Tiny Homes Farm located in Nye County, NV. On this same date, the Company entered into a Deed of Trust and Security Agreement and Fixture Filings with Assignment of Rents for the Company’s Tiny Homes Farm.

On February 24, 2023, the Company’s board of directors appointed Patricia Chinnici as interim Chief Financial Officer, effective as of February 25, 2023.

On February 25, 2023, Paris Balaouras, the Company’s Chief Executive Officer and Chairman of the Board of Directors, submitted his resignation as Chief Executive Officer and Chairman of the Board of Directors effective as of February 25, 2023. Mr. Balaouras’ decision to resign is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Tom Valenzuela will act as interim Chairman of the board effective as of February 25, 2023. The Company’s board of directors will manage the business while a search commences for a replacement Chief Executive Officer.

On March 1, 2023, the Company entered into a Contract Chief Financial Officer Agreement (the “Agreement”) with Patricia Chinnici. Under the terms of the Agreement, Ms. Chinnici shall serve as the Company’s contract Chief Financial Officer for a term of three months beginning on February 15, 2023 and shall be compensated $5,000 per month. The Agreement may be terminated by either party with 30 days written notice.

On March 31, 2023, the Company, NCMM, LLC and Valerie Small entered into a Settlement Agreement (the “Settlement Agreement”) pertaining to the Complaint filed by the Company, whereby NCMM, LLC and Valerie Small shall (i) contact the CCB within 7 days of execution of the Settlement Agreement for authorization to transfer the approximately 1800 pounds of fresh frozen to MJ Distributing, both the passing and failed fresh frozen; and (ii) NCMM shall pay the Company a total of $60,000 as a Settlement Amount. The Settlement Amount shall be paid as $5,000 per month beginning on June 1, 2023. In the event the Settlement Amount monthly payment is not paid by the fifth of every month, NCMM shall pay a late payment penalty fee of $100 per day.

Item 14. Principal Accountant Fees and Services.

On October 21, 2019, the Company’s Board of Directors engaged Sadler, Gibb & Associates, LLC (“Sadler Gibb”) to serve as the Company’s independent registered public accounting firm effective on this same date. On June 28, 2022, the Company dismissed Sadler Gibb as the Company’s independent registered public accounting firm. The dismissal of Sadler Gibb was recommended by the audit committee (the “Audit Committee”) of the board of directors of the Company (the “Board”) and approved by the Board.

On June 28, 2022, in connection with the Company’s dismissal of Sadler Gibb, the Board approved the engagement of Fruci & Associates II, PLLC (“Fruci”) as its new independent registered public accounting firm to audit the Company’s financial statements for the year ending December 31, 2022. The decision to retain Fruci was recommended by the Audit Committee, and approved by the Board, after taking into account the results of a competitive review process and other business factors.

Independent Auditor Fees

The following table sets forth fees billed, or expected to be billed, to the Company by the Company’s independent auditors for the audit years ended December 31, 2022 and 2021, for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees; (iii) services rendered in connection with tax preparation, compliance, advice and assistance; and (iv) all other services:

Fruci & Associates II, PLLC

	2022	2021
Audit Fees	$90,000	$-
Audit-related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$90,000	$-

45

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No,	Description of Exhibit
10.1	Membership Interest Purchase and Sale Agreement between Farm Road, LLC and MJ Holdings, Inc. dated October 1, 2018 (previously filed on Form 10-K as filed with the SEC on October 16, 2019)
10.2	Cultivation and Sales Agreement, Consulting Agreement and Equipment Lease Agreement by and between MJ Holdings, Inc. and Acres Cultivation, LLC dated January 18, 2019 (previously filed on Form 10-Q as filed with the SEC on November 21, 2019)
10.3	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.4	Richard S. Groberg Employment Agreement (previously filed on Form 8-K as filed with the SEC on July 18, 2019)
10.5	Purchase and Sale Agreement between Coachill-Inn and Coachillin Holdings, LLC (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.6	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.7	Lease agreement and addendum between Prescott Management, LLC and Oakridge Enterprises, LLC (previously filed on Form 10-Q as filed with the SEC on January 8, 2020)
10.8	Separation Agreement dated January 22, 2020 between the Company and Richard S. Groberg dated January 22, 2020 (previously filed on Form 8-K as filed with the SEC on January 24, 2020)
10.9	Securities Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated July 22, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.10	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated August 25, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.11	Board of Directors Services Agreement between MJ Holdings, Inc. and David Dear (previously filed on Form 8-K as filed with the SEC on September 21, 2020)
10.12	Board of Directors Services Agreement between MJ Holdings, Inc. and Paris Balaouras (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.13	Board of Directors Services Agreement between MJ Holdings, Inc. and Roger Bloss (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.14+	Employment Agreement between MJ Holdings, Inc. and Paris Balaouras dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.15+	Employment Agreement between MJ Holdings, Inc. and Roger Bloss dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.16+	Employment Agreement between MJ Holdings, Inc. and Bernard Moyle dated September 1, 2020 (previously filed on Form 8-K as filed with the SEC on September 23, 2020)
10.17	Termination and Mutual Release Agreement between MJ Holdings, Inc. and Healthier Choices Management Corp dated November 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.18	Short Term Promissory Note between Condo Highrise Management, LLC and Pyrros One, LLC dated March 31, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.19	Short Term Promissory Note between Alternative Hospitality, Inc. and Pyrros One, LLC dated February 20, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.20	Series Post Seed Preferred Stock and Series Post Seed Preferred Unit Investment Agreement between MJ Holdings, Inc., Innovation Labs, Ltd and Innovation Shares, LLC dated June 25, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.21	LV Stadium Events Company, LLC Suites License Agreement dated March 18, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.22	Convertible Promissory Note between Smile, LLC, Roger Bloss and MJ Holdings, Inc. dated June 7, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.23	Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated August 28, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.24	Amended and Restated Operating Agreement of Red Earth, LLC dated August 22, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.25	First Amendment to Membership Interest Purchase Agreement between Red Earth, LLC, MJ Holdings, Inc. and Element NV, LLC dated June 11, 2020 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)

46

10.26+	Employment Agreement between MJ Holdings, Inc. and Jim Kelly dated October 1, 2020 (previously filed on Form 8-K as filed with the SEC on October 8, 2020)
10.27	Revenue Participation Rights Agreement between the Company and Let’s Roll NV, LLC and Blue Sky Companies, LLC (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.28	License Agreement between the Company and Highland Brothers, LLC dated February 15, 2019 (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
10.29	Revenue Participation Rights Agreement No. 1 dated December 8, 2020 (previously filed on Form 10-Q as filed with the SEC on January 15, 2021)
10.30	Amendment to Consulting Agreement dated December 14, 2020 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.31	Common Stock Warrant Purchase Agreement between MJ Holdings, Inc. and Douglas Brown dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.32	Letter of Intent between MJ Holdings, Inc. and MJ Distributing, Inc. dated January 11, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.33	Debt Conversion and Stock Purchase Agreement entered into between MJ Holdings, Inc. and David Dear dated January 14, 2021 (previously filed on Form 10-Q as filed with the SEC on January 22, 2021)
10.34	Notice of Termination dated January 21, 2021 (previously filed on Form 8-K as filed with the SEC on January 27, 2021)
10.35	Cultivation and Sales Agreement between MJ Holdings, Inc. and MKC Development Group, LLC dated January 22, 2021 (previously filed on Form 8-K as filed with the SEC on February 1, 2021)
10.36	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.37	Promissory Note between MJ Holdings, Inc. and Pyrros One, LLC dated January 12, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.38	Stock Purchase Agreement between MJ Holdings, Inc. and ATG Holdings, LLC dated February 17, 2020 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.39	Consulting Agreement between MJ Holdings, Inc. and Sylios Corp dated February 25, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.40	Convertible Promissory Note between GeneRx and MJ Holdings, Inc. dated March 12, 2021 (previously filed on Form 8-K as filed with the SEC on March 19, 2021)
10.41	Termination Agreement between the Company, Blue Sky Companies, LLC and Let’s Roll Nevada, LLC dated March 24, 2021 (previously filed on Form 10-K as filed with the SEC on April 15, 2021)
10.42	Cultivation and Sales Agreement between MJ Holdings, Inc. and Natural Green, LLC dated March 26, 2021 (previously filed on Form 8-K as filed with the SEC on April 12, 2021)
10.43	Cultivation and Sales Agreement between MJ Holdings, Inc. and Green Grow Investments Corporation dated May 7, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.44	Cooperation and Release Agreement Richard S. Groberg, RSG Advisors, LLC and MJ Holdings, Inc. dated May 12, 2021 (previously filed on Form 10-Q as filed with the SEC on May 18, 2021)
10.45	Corporate Advisory Agreement (Research & Development) between the Company and GYB, LLC dated May 18, 2021 (previously filed on Form 8-K as filed with the SEC on May 21, 2021)
10.46	Corporate Advisory Agreement (M&A and Funding) between the Company and GYB, LLC dated May 18, 2021 (previously filed on Form 8-K as filed with the SEC on May 21, 2021)
10.47	Cultivation and Sales Agreement between MJ Holdings, Inc. and RK Grow LLC dated June 22, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.48	Consulting Agreement between MJ Holdings, Inc. and Wolfpack Consulting, LLC dated June 17, 2021 (previously filed on Form 10-Q as filed with the SEC on August 25, 2021)
10.49	Stipulation and Order for Settlement of Disciplinary Action (previously filed on Form 8-K as filed with the SEC on August 2, 2021)
10.50	Termination Agreement dated August 26, 2021 (previously filed on Form 8-K as filed with the SEC on October 7, 2021)
10.51	Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.52	Note Modification Agreement (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.53	Common Stock Purchase Agreement between the Company, MJH Research, Inc. and Sunstate Futures, LLC dated July 8, 2022 (previously filed on Form 8-K as filed with the SEC on July 13, 2022)
10.54	Addendum to Licensing Agreement between MJ Holdings, Inc. and Highland Brother, LLC (previously filed on Form 10-Q as filed with the SEC on November 21, 2022)
10.55	Consulting Agreement between MJH Research, Inc. and Viridis Biotechnology, LLC dated September 14, 2022 (previously filed on Form 10-Q as filed with the SEC on November 21, 2022)
10.56*	Settlement Agreement between the Company, NCMM, LLC and Valerie Small dated March 31, 2023
10.57*	Chief Financial Officer Independent Contractor Agreement
10.58*	Consulting Agreement between the Company and Carbek, LLC
10.59*	Secured Promissory Note between the Company and Paris Balaouras dated February 23, 2023
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS Inline XBRL Instance Document
101.	SCH Inline XBRL Taxonomy Extension Schema Document
101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management compensatory plan, contract or arrangement
***	The certifications attached as Exhibit 32.1 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of MJ Holdings, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

47

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Tom Valenzuela
Tom Valenzuela
Interim Chief Executive Officer
(Principal Executive Officer)
Date:	May 5, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Tom Valenzuela	Interim Chief Executive Officer and Director (Principal Executive Officer)	May 5, 2023
Tom Valenzuela

/s/ Patricia Chinnici	Interim Chief Financial Officer (Principal Executive Officer)	May 5, 2023
Patricia Chinnici

/s/ Chris Reasonover	Director	May 5, 2023
Chris Reasonover

/s/ Timothy Luff	Director	May 5, 2023
Timothy Luff

48