Form 10-Q
period 2023-03-31
MJ Holdings, Inc.
filed 2023-05-23
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 22, 2023, there were 78,591,667 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended March 31, 2023 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

ii

PART I

iii

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$255,847	$1,340,509
Accounts receivable, net	32,263	10,149
Loan receivable - related party	244,197	212,469
Prepaid expenses	6,978	62,500
Total current assets	539,285	1,625,627

Property and equipment, net	2,507,307	2,494,953
Deposits	1,250,000	1,010,000
Total non-current assets	3,757,307	3,504,953

Total assets	$4,296,592	$5,130,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$741,544	$1,312,394
Accrued interest payable, related party	1,241	-
Contract liabilities	1,360,000	1,360,000
Contingent liability	51,361	51,361
Income taxes payable	277,000	277,000
Current portion of long-term notes payable	978,465	985,589
Note payable, related party	306,083	-
Current portion of operating lease obligation	172,187	171,088
Total current liabilities	3,887,881	4,157,432

Non-current liabilities
Operating lease obligation, net of current portion	575,985	598,596

Total non-current liabilities	575,985	598,596

Total liabilities	4,463,867	4,756,028

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 78,591,667 and 78,591,667 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	78,590	78,590
Additional paid-in capital	22,261,217	22,261,217
Common stock issuable	84	84
Accumulated deficit	(22,394,697)	(21,852,870)
Total stockholders’ equity (deficit) attributable to MJ Holdings, Inc.	(54,805)	487,021
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity	(167,275)	374,552
Total liabilities and stockholders’ equity	$4,296,592	$5,130,580

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2023	2022

Revenue, net	$40,755	$31,841

Operating expenses
Direct costs of revenue	-	-
General and administrative	473,197	1,764,943
Depreciation	57,506	42,394
Marketing and selling	3,164	4,882
Professional fees	70,877	-
Total operating expenses	604,744	1,812,219

Operating loss	(563,989)	(1,780,378)

Other income (expense)
Interest expense	(7,838)	(26,028)
Interest income	-	23,980
Miscellaneous income	30,000	17,500
Gain on sale of luxury box	-	44,444
Total other income (expense)	22,162	59,896

Net income (loss) before income taxes	(541,827)	(1,720,482)
Provision for income taxes	-	-
Net income (loss)	$(541,827)	$(1,720,482)

Loss (gain) attributable to non-controlling interest	-	-

Net income (loss) attributable to common stockholders	$(541,827)	$(1,720,482)

Net income (loss) attributable to common stockholders per share- Basic	$(0.01)	$(0.02)

Net income (loss) attributable to common stockholders per share - Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding:
Basic	78,591,667	71,501,667
Diluted	78,591,667	71,501,667

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the three months ended March 31, 2023 and 2022
	Common Stock Issuable		Common Stock		Additional paid-in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balances at January 1, 2023 (Unaudited)	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(21,852,870)	$374,552
Net loss for the period ended March 31, 2023	-	-	-	-	-	-	(541,827)	(541,827)
Balances at March 31, 2023 (Unaudited)	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(22,394,697)	$(167,275)

Balances at January 1, 2022 (Unaudited)	82,554	$84	71,501,667	$71,500	$20,279,897	$(112,469)	$(16,472,629)	$3,766,383
Stock based compensation	-	-	-	-	6,710	-	-	6,710
Net loss for the period ended March 31, 2022	-	-	-	-	-	-	(1,720,482)	(1,720,482)
Balances at March 31, 2022 (Unaudited)	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(18,193,111)	$2,052,611

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(541,827)	$(1,720,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	-	-
Depreciation	57,506	42,394
Gain on sale of luxury box	-	(44,444)
Stock based compensation	-	6,710
Common stock issued for services	-	-
Changes in operating assets and liabilities:
Accounts receivable	(22,115)	(10,850)
Prepaid expenses	55,523	(2,604)
Deposits	(240,000)	-
Accounts payable and accrued liabilities	(263,526)	799,166
Net cash used in operating activities	(954,439)	(930,110)

Cash Flows from Investing Activities
Purchase of property and equipment	(69,860)	-
Loan receivable	(31,728)	(98,151)
Net cash provided by investing activities	(101,588)	(98,151)

Cash Flows from Financing activities
Repayment of notes payable	(28,635)	(350,000)
Net cash provided by (used in) financing activities	(28,635)	(350,000)

Net change in cash	(1,084,662)	(1,378,261)
Cash, beginning of period	1,340,509	4,699,372

Cash, end of period	$255,847	$3,321,111

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Transfer of accrued compensation to notes payable	$306,083	$-

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 1 — Description of Business

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

MJH Research, Inc. Acquisition

On July 8, 2022, MJ Holdings, Inc. (the “Buyer”) entered into a Common Stock Purchase Agreement (the “Agreement”) with MJH Research, Inc. (the “Company”), a Florida corporation, and Sunstate Futures, LLC (the “Seller”), a Florida limited liability company. Under the terms of the Agreement, the Seller agreed to sale all issued and outstanding shares of common stock (100,000 shares) (the “Common Stock”) of the Company to the Buyer. In consideration of the purchase of the shares of Common Stock, the Buyer agreed to issue the Seller seven million (7,000,000) shares of its common stock. The transaction closed on July 11, 2022. Net assets and liabilities of MJH Research, Inc. were approximately $500,000 and consideration on the acquisition date equated to approximately $1,955,000, most of which would be applied to intellectual property related to research of MJH Research, Inc. Please see Note 4 — Acquisition of MJH Research, Inc. for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on May 5, 2023. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2022, and updated, as necessary, in this Quarterly Report on Form 10-Q.

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

The Company, at various times throughout the year, had cash in financial institutions in excess of Federally insured limits. At March 31, 2023, the Company had $5,847 in excess. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its credit balances.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023 and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Three Months Ended March 31, 2023 and 2022

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

	March 31, 2023	December 31, 2022
Accounts receivable	$32,263	$10,149
Less allowance	-	-
Net accounts receivable	$32,263	$10,149

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

For the Three Months Ended March 31, 2023 and 2022

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $0 and $0 for the three months ended March 31, 2023 and year ended December 31, 2022, respectively.

Contract Balances

The Company receives payments for new Cultivation and Sales Agreements (the “Agreements”) upon signing and defers revenue recognition for these payments until certain milestones are met as per the terms of the Agreements. In addition, the Company sold its luxury suite at the Raiders Stadium and amortizes the income from this sale at each home game. These payments represent contract liabilities and are recorded as such on the balance sheet. As of March 31, 2023 and December 31, 2022, the Company had $1,360,000 and $1,360,000 contract liabilities, respectively.

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

For the Three Months Ended March 31, 2023 and 2022

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

For the three months ended March 31, 2023, the majority of the Company’s revenue was derived from its Management Agreement with MJ Distributing, Inc. with the remainder from rental revenue from its Tiny Homes community. Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for use by the lessee.

For the three months ended March 31, 2022, all of the Company’s revenue was derived from rental revenue from its Tiny Homes community.

	For the three months ended
	March 31,
	2023	2022
Revenues:
Rental income (i)	$19,718	$31,841
Management income (ii)	21,037	-
Total	$40,755	$31,841

(i)	The rental income is from the Company’s THC Park.

(ii)	On February 5, 2021, the Company entered into a Management Agreement of Cannabis Production and Cultivation (the “Agreement”) with MJ Distributing, Inc. (the “Owner”) (together, the “Parties”). Under the terms of the Agreement, the Parties desire that the Company manage and operate the daily business of the Owner located in Pahrump, Nye County, Nevada. In consideration of the services to be performed by the Company, the Company and the Owner shall split the Net Profits of the business on a 50:50 basis. The Agreement was approved by the Cannabis Compliance Board at its July 26, 2022 meeting.

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

For the Three Months Ended March 31, 2023 and 2022

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

Recent Accounting Pronouncements

As of March 31, 2023, there were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $22,394,697 as March 31, 2023. The Company had negative cash flows from operations of $954,439 for the three months ended March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash. Historically, the Company has financed its operations principally through equity and debt financing.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 4 — Acquisition of MJH Research, Inc.

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

Assets acquired	As of July 11, 2022

Cash	$504,685
Goodwill (i)	1,451,815
Total purchase price	$1,956,500

(i)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 11, 2022 through March 31, 2023 were as follows:

Balance as of July 11, 2022	$1,451,815
Additions and adjustments	(1,451,815)
Balance as of March 31, 2023	$-

Note 5 — Property and Equipment

Property and equipment at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Leasehold Improvements	$264,523	$264,523
Machinery and Equipment	853,218	386,879
Building and Land	1,650,000	1,650,000
Furniture and Fixtures	561,352	561,352
Construction in progress	-	396,480
Total property and equipment	3,329,093	3,259,233
Less: Accumulated depreciation	(821,786)	(764,280)
Property and equipment, net	$2,507,307	$2,494,953

Depreciation expense for the three months ended March 31, 2023 and 2022 was $57,506 and $42,394, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $10,000 per month. As of March 31, 2023, the amount due the Company under the short-term loan is $244,197 and the amount of technical services income (other income) recorded for the three months ended March 31, 2023 was $30,000.

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

On September 2, 2021, the Company received approval of the Termination Agreement from the CCB.

Note 7 — Deposits

Deposits as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31 2023	December 31, 2022
MJ Distributing, Inc. (i)	$1,250,000	$1,010,000
Total	$1,250,000	$1,010,000

(i)	On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 8 — Notes Payable

Notes payable as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022

Note payable bearing interest at 5.0%, originated January 17, 2019, due on January 31, 2022, originally $750,000 (i)	$876,737	$878,589
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (iv)	101,728	107,000
Total notes payable	$978,465	$985,589
Less: current portion	(978,465)	(985,589)
Long-term notes payable	$-	$-

(i)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC (the “Holder”), a Wyoming limited liability company. The Noted Secured by Deed of Trust (the “Secured Note”) accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. As of December 31, 2021, $750,000 principal and $0 interest remain due. On February 4, 2022, the Company entered into a Note Modification Agreement (the “Agreement”) with the Holder amending the terms of the Secured Note. The Parties agree that the maturity date of the Secured Note being January 31, 2022, had passed and that the balance of the Secured Note is now due (currently Seven-Hundred and Fifty-Thousand Dollars ($750,000.00), and the parties also agree that the conditions in the Secured Note requiring the assessment of the additional Five-Hundred Thousand Dollars ($500,000.00) consulting fee was triggered bringing the total amount owed by the Company under the terms of the Secured Note to One-Million Two-Hundred Fifty-Thousand Dollars ($1,250,000.00). Under the terms of the Agreement, the Company made a payment in the amount of $357,342.88 bringing the new principal balance to $900,000. The interest rate shall be 7% per annum. Future payments shall be calculated on a 20-year amortization with a balloon payment in three years. The first monthly payment of $6,977.69 was made on March 25, 2022 with the final balloon payment due on February 1, 2025. As of March 31, 2023, $876,737 principal remains due.

(ii)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 shall be due, the payments shall be re-amortized (15-year amortization). Payments shall continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest shall be due and payable. As of March 31, 2023, $101,728 principal remains due.

	Amount
Fiscal year ending December 31:
	$
2023 (Excluding the three months Ended March 31, 2023)		978,465
2024		-
2025		-
2026		-
Thereafter		-
Total minimum loan payments		$978,465

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 9 — Note Payable, related party

Note payable, related party, as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023	December 31, 2022

Note payable bearing interest at 4.0% originated February 23, 2023, due on January 31, 2024, originally $350,000 (i)	$306,083	$-
Less: current portion	(306,083)	-
Long-term notes payable	$-	$-

(i)	On February 23, 2023, the Company issued a Secured Promissory Note (the “Note”) in the original amount of $350,000, to Paris Balaouras, the Company’s founder and ex-Chief Executive Officer, for accrued wages. Under the terms of the Note, the Note accrues interest at 4% per annum and shall terminate upon the earlier of January 31, 2024 or the sale of the Company’s Tiny Homes Farm located in Nye County, NV. On this same date, the Company entered into a Deed of Trust and Security Agreement and Fixture Filings with Assignment of Rents for the Company’s Tiny Homes Farm. The principal amount of the Note was reduced to $306,083 on March 1, 2023.

Note 10 — Commitments and Contingencies

Consulting Agreements

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 10 — Commitments and Contingencies (continued)

Operating Leases

The Company leases a two production / warehouse facility under a non-cancelable operating lease that expires in June 2027 and September 2029, respectively.

As of March 31, 2023, the Company recorded operating lease liabilities of $748,172 and right of use assets for operating leases of $0. During the three months ended March 31, 2023, operating cash outflows relating to operating lease liabilities was $0. As of March 31, 2023, the Company’s operating leases had a weighted-average remaining term of 3 years.

Rent expense, incurred pursuant to operating leases for the three months ended March 31, 2023 and 2022, was $30,000 and $30,000, respectively.

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit)

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 78,591,667 shares of Common Stock are issued and outstanding as of March 31, 2023. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the three months ended March 31, 2023:

None

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit) (continued)

At March 31, 2023 and December 31, 2022, there are 78,591,667 and 78,591,667 shares of Common Stock issued and outstanding, respectively.

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

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit) (continued)

Preferred Stock Issuances

For the three months ended March 31, 2023

None

At March 31, 2023 and December 31, 2022, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

For the three months ended March 31, 2023, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding options as of March 31, 2023, to purchase 1,500,000 shares of common stock were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

For the three months ended March 31, 2023, basic and diluted income per common share were based on 78,591,667 and 78,591,667 shares, respectively.

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

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2022	1,500,000	$0.75	0.68
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at March 31, 2023	1,500,000	$0.75	0.38
Exercisable at March 31, 2023	1,500,000	$0.75	0.38

Options outstanding as of March 31, 2023 and December 31, 2022 were 1,500,000 and 1,500,000, respectively.

Warrants

On January 11, 2021, the Company issued an accredited investor a Common Stock Purchase Warrant Agreement in conjunction with the July 2020 Securities Purchase Agreement granting the holder the right to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.10 for a term of 4-years.

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2022	250,000	$0.10	2.03
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at March 31, 2023	250,000	$0.10	1.73
Exercisable at March 31, 2023	250,000	$0.10	1.73

Warrants outstanding as of March 31, 2023 and December 31, 2022 were 250,000 and 250,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 14 — Related Party Transactions

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of March 31, 2023, the amount due the Company under the short-term loan is $244,197 and the amount of technical services income (other income) recorded for the three months ended March 31, 2023 was $30,000.

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

Note 15 — Subsequent Events

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On May 11, 2023, the Company entered into a Loan Agreement (the “Agreement”) with Fevos A LLC (the “Lender”). Under the terms of the Agreement, the Lender loaned the Company the sum of $50,000. The loan has a term of one year (due date of May 11, 2024) and accrues interest at 15% per annum. In the event the Company sales its Tiny Homes trailer park prior to the due date, the loan shall become due and payable immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, the marijuana industry is subject to strong competition, our business is dependent on laws pertaining to the marijuana industry, the marijuana industry is subject to government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms “MJ Holdings, Inc.,” “MJ Holdings,” “MJ,” “we,” “us,” “our,” and the “Company” refer to MJ Holdings, Inc., individually, or as the context requires, collectively with its subsidiaries on a consolidated basis.

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

The Company presently occupies an office suite located at 5730 Sky Pointe Dr., Suite 102, Las Vegas, NV 89130. The Company plans on remaining at its current location for the next 3-6 months until it can identify a new corporate office.

Consulting Agreements

On September 14, 2022, the Company’s wholly owned subsidiary, MJH Research, Inc., entered into a Consulting Agreement (the “Agreement”) with Viridis Biotechnology, LLC (the “Consultant”). Under the terms of the Agreement, the Consultant shall provide agricultural and commercial consulting through December 31, 2022. As compensation, the Consultant shall receive a Management fee of $200,000. The initial payment of $100,000 shall be made within ten days of execution of the Agreement with the balance due payable through the issuance of thirty-three thousand shares of the Company’s common stock or through a second payment of $100,000 no later than February 15, 2023. The Company made the initial $100,000 payment on September 15, 2022.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $10,000 per month. As of March 31, 2023, the amount due the Company under the short-term loan is $244,197 and the amount of technical services income (other income) recorded for the three months ended March 31, 2023 was $30,000.

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

The Company currently operates through the following entities:

MJ Holdings, Inc.	This entity, the Parent, serves as a holding company for all of the operating businesses/assets.

Prescott Management, LLC	Prescott Management is a wholly owned subsidiary of the Company that provides day-to-day management and operational oversight to the Company’s operating subsidiaries.

Icon Management, LLC	Icon is a wholly owned subsidiary of the Company that provides Human Resource Management (“HR”) services to the Company. Icon is responsible for all payroll activities and administration of employee benefit plans and programs.

Farm Road, LLC	Farm Road, LLC is a wholly owned subsidiary of the Company that owns 260 acres of farmland in Amargosa, NV. The Company acquired all of the membership interests of Farm Road in January of 2019.

Condo Highrise Management, LLC	Condo Highrise Management is a wholly owned subsidiary of the Company that manages the Company owned Trailer Park in Amargosa, Nevada.

Q-Brands, LLC	Q-Brands is a wholly owned subsidiary of the Company. Q-Brands is responsible for the development and marketing of the Highland Brothers brand of cannabis products.

Alternative Hospitality, Inc.	Alternative Hospitality is a Nevada corporation formed in November of 2018. MJ Holdings owns fifty-one percent (51%) of the company and the remaining forty-nine percent (49%) is owned by TVK, LLC, a Florida limited liability company. Please see Note 10 — Commitments and Contingencies for further information.

MJH Research, Inc.	MJH Research Inc. is a Florida corporation whose operations center around providing consulting services for growing techniques, management and cultivation of crops, as well as licensing support, production and asset and infrastructure development.

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the three months ended March 31, 2023.

Please see our Annual Report on Form 10-K for the year ended December 31, 2022 filed on May 5, 2023, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

The Company’s revenue was $40,755 for the three months ended March 31, 2023, compared to $31,841 for the three months ended March 31, 2022. The increase in revenue for the three months ended March 31, 2023 versus the three months ended March 31, 2022 was largely attributable to the revenue recognized through its Management Agreement.

Revenue, by class, is as follows:

	For the three months ended
	March 31,
	2023	2022
Revenues:
Rental income (i)	$19,718	$31,841
Management income (ii)	21,037	-
Total	$40,755	$31,841

(i)	The rental income is from the Company’s THC Park.

(ii)	On February 5, 2021, the Company entered into a Management Agreement of Cannabis Production and Cultivation (the “Agreement”) with MJ Distributing, Inc. (the “Owner”) (together, the “Parties”). Under the terms of the Agreement, the Parties desire that the Company manage and operate the daily business of the Owner located in Pahrump, Nye County, Nevada. In consideration of the services to be performed by the Company, the Company and the Owner shall split the Net Profits of the business on a 50:50 basis. The Agreement was approved by the Cannabis Compliance Board at its July 26, 2022 meeting.

Operating Expenses

Direct costs of revenues were $- and $- for the three months ended March 31, 2023 and 2022, respectively.

For the three months ended
Direct costs of revenue:	March 31,
	2023	2022
Management and equipment lease income	$-	$-
Total	$-	$-

The direct costs of revenue of $- for the three months ended March 31, 2023 and 2022.

General and administrative

For the three months ended March 31, 2023, our general and administrative expenses were $473,196 compared to $1,764,943 for the three months ended March 31, 2022, resulting in a decrease of $1,291,747. The decrease was largely attributable to a decrease in consulting fees, legal fees and professional services.

Other Income (Expense)

For the three months ended March 31, 2023, our other income (expense) were $22,162 compared to $59,896 for the three months ended March 31, 2022, resulting in a decrease in other income of $37,734. The decrease was largely attributable to the loss on impairment of investment of ($33,854) recognized for the three months ended March 31, 2023.

Net Income (Loss)

Net income (loss) attributable to common shareholders was ($541,827) for the three months ended March 31, 2023, compared to a net loss of ($1,720,482) for the three months ended March 31, 2022. The decrease in net loss for the three months ended March 31, 2023 as compared to the same period in 2022 is largely attributable to the Company’s decrease in general and administrative expenses during the three months ended March 31, 2023.

Liquidity and Capital Resources

The following table summarizes the cash flows for the three months ended March 31, 2023 and 2022:

	2023	2022
Cash Flows:

Net cash (used in) operating activities	(954,439)	(930,110)
Net cash provided by (used in) investing activities	(101,588)	(98,151)
Net cash provided by (used in) financing activities	(28,635)	(350,000)

Net increase (decrease) in cash	(1,084,662)	(1,378,621)
Cash at beginning of period	1,340,509	4,699,372

Cash at end of period	$255,847	$3,321,111

The Company had cash of $255,847 at March 31, 2023 compared with cash of $3,321,111 at March 31, 2022.

Operating Activities

Net cash (used in) operating activities for the three months ended March 31, 2023, was ($954,439) versus ($930,110) for the three months ended March 31, 2022. The increase in cash used in operating activities in 2023 included a net loss of ($541,827), accounts payable and accrued expenses of ($263,526) offset by a gain on depreciation of $57,506 and prepaid expenses of $55,523.

Investing Activities

Net cash (used in) investing activities during the three months ended March 31, 2023, was ($101,588) as compared to ($98,151) for the three months ended March 31, 2022. The net cash provided by investing activities for the three months ended March 31, 2023 was attributable to the purchase of property and equipment of ($69,860) and loan receivable of ($31,728).

Financing Activities

Net cash (used in) financing activities during the three months ended March 31, 2023, was ($28,635) as compared to ($350,000) for the three months ended March 31, 2022. The decrease in cash used in financing activities for the three months ended March 31, 2023 is largely attributable to the decrease of repayments of notes payable.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the three months ended March 31, 2023 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock for the three months ended March 31, 2023

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.2	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.3	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.4	Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.5	Note Modification Agreement (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.6	Common Stock Purchase Agreement between the Company, MJH Research, Inc. and Sunstate Futures, LLC dated July 8, 2022 (previously filed on Form 8-K as filed with the SEC on July 13, 2022)
10.7	Addendum to Licensing Agreement between MJ Holdings, Inc. and Highland Brother, LLC (previously filed on Form 10-Q as filed with the SEC on November 21, 2022)
10.8	Consulting Agreement between MJH Research, Inc. and Viridis Biotechnology, LLC dated September 14, 2022 (previously filed on Form 10-Q as filed with the SEC on November 21, 2022)
10.9	Settlement Agreement between the Company, NCMM, LLC and Valerie Small dated March 31, 2023 (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.10	Chief Financial Officer Independent Contractor Agreement (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.11	Consulting Agreement between the Company and Carbek, LLC (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.12	Secured Promissory Note between the Company and Paris Balaouras dated February 23, 2023 (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.13*	Loan Agreement dated May 11, 2023
10.14*	Management Agreement between the Company and MJ Distributing, Inc.
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS Inline XBRL Instance Document
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

MJ HOLDINGS, INC.

By:	/s/ Tom Valenzuela
Tom Valenzuela
Interim Chief Executive Officer
(Principal Executive Officer)
Date:	May 23, 2023

MJ HOLDINGS, INC.

By:	/s/ Patricia Chinnici
Patricia Chinnici
Interim Chief Financial Officer
(Principal Financial Officer)
Date:	May 23, 2023

