Form 10-Q
period 2023-06-30
MJ Holdings, Inc.
filed 2023-08-14
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 1, 2023, there were 58,272,167 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended June 30, 2023 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

ii

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

iii

PART I

iv

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$248,557	$1,340,509
Accounts receivable, net	63,458	10,149
Loan receivable - related party	274,197	212,469
Prepaid expenses	-	62,500
Total current assets	586,212	1,625,627

Property and equipment, net	2,449,801	2,494,953
Deposits	1,250,000	1,010,000
Total non-current assets	3,699,801	3,504,953

Total assets	$4,286,013	$5,130,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$842,347	$1,312,394
Accrued interest payable, related party	4,336	-
Contract liabilities	220,000	1,360,000
Contingent liability	51,361	51,361
Income taxes payable	277,000	277,000
Note payable, currently in default	96,393	-
Current portion of long-term notes payable	121,076	985,589
Note payable, related party	306,083	-
Current portion of operating lease obligation	171,088	171,088
Total current liabilities	2,089,684	4,157,432

Non-current liabilities
Long-term notes payable	855,661	-
Operating lease obligation, net of current portion	598,596	598,596

Total non-current liabilities	1,454,257	598,596

Total liabilities	3,543,941	4,756,028

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 78,591,667 and 78,591,667 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	78,590	78,590
Additional paid-in capital	22,261,217	22,261,217
Common stock issuable	84	84
Accumulated deficit	(21,485,350)	(21,852,870)
Total stockholders’ equity (deficit) attributable to MJ Holdings, Inc.	854,541	487,021
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity	742,072	374,552
Total liabilities and stockholders’ equity	$4,286,013	$5,130,580

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue, net	$119,124	$28,765	$159,879	$60,606

Operating expenses
Direct costs of revenue	3,200	-	3,200	-
General and administrative	168,029	29,217	641,226	1,294,160
Depreciation	57,506	87,786	115,012	130,180
Marketing and selling	2,156	424	5,320	5,306
Professional fees	305,781	-	376,658	-
Total operating expenses	536,672	117,427	1,141,416	1,429,646

Operating loss	(417,548)	(88,662)	(981,537)	(1,369,040)

Other income (expense)
Interest expense	(33,534)	(13,714)	(41,372)	(39,742)
Interest income	-	27,203	-	51,183
Miscellaneous expense	-	(64,447)	-	(64,447)
Miscellaneous income	995,429	22,500	1,025,429	40,000
Gain on sale of luxury box	-	-	-	44,444
Gain on debt extinguishment	365,000	-	365,000	-
Total other income (expense)	1,326,895	(28,458)	1,349,057	31,438

Net income (loss) before income taxes	909,347	(117,120)	367,520	(1,337,602)
Provision for income taxes	-	-	-	-
Net income (loss)	$909,347	$(117,120)	$367,520	$(1,337,602)

Loss (gain) attributable to non-controlling interest	-	-	-	-

Net income (loss) attributable to common stockholders	$909,347	$(117,120)	$367,520	$(1,337,602)

Net income (loss) attributable to common stockholders per share- Basic	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Net income (loss) attributable to common stockholders per share - Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding:
Basic	78,591,667	71,501,667	78,591,667	71,501,667
Diluted	78,591,667	71,501,667	78,591,667	71,501,667

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the three months ended June 30, 2023 and 2022
	Common Stock Issuable		Common Stock		Additional paid-in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balances at March 31, 2023	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(22,394,697)	$(167,275)
Net income for the three months ended June 30, 2023	-	-	-	-	-	-	909,347	909,347
Balances at June 30, 2023	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(21,485,350)	$742,072

Balances at March 31, 2022	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(17,693,111)	$2,552,611

Net loss for the three months ended June 30, 2022	-	-	-	-	-	-	(117,120)	(117,120)
Balances at June 30, 2022	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(17,810,231)	$2,435,491

	For the six months ended June 30, 2023 and 2022
	Common Stock Issuable		Common Stock		Additional paid-in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balances at January 1, 2023	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(21,852,870)	$374,552
Net income for the six months ended June 30, 2023	-	-	-	-	-	-	367,520	367,520
Balances at June 30, 2023	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(21,485,350)	$742,072

Balances at January 1, 2022	82,554	$84	71,501,667	$71,500	$20,279,897	$(112,469)	$(16,472,629)	$3,766,383

Stock based compensation	-	-	-	-	6,710	-	-	6,710
Net loss for the six months ended June 30, 2022	-	-	-	-	-	-	(1,337,602)	(1,337,602)
Balances at June 30, 2022	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(17,810,231)	$2,435,491

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$367,520	$(1,337,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right to use asset	-	-
Depreciation	115,012	130,180
Gain on sale of luxury box	-	(44,444)
Stock based compensation	-	6,710
Gain on extinguishment of debt	(365,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(53,309)	(87,553)
Prepaid expenses	62,500	-
Other current assets	-	(375,000)
Deposits	(240,000)	-
Accounts payable and accrued liabilities	201,036	167,806
Accrued interest – related parties	4,336	-
Contract liabilities	(1,140,000)	-
Net cash used in operating activities	(1,047,905)	(1,539,903)

Cash Flows from Investing Activities
Purchase of property and equipment	(69,860)	(41,444)
Loan receivable – related party	(61,728)	(72,304)
Net cash used in investing activities	(131,588)	(113,748)

Cash Flows from Financing activities
Proceeds from notes payable	100,000	133,392
Repayment of notes payable	(12,459)	(350,000)
Net cash provided by (used in) financing activities	87,541	(216,608)

Net change in cash	(1,091,952)	(1,870,259)
Cash, beginning of period	1,340,509	4,699,372

Cash, end of period	$248,557	$2,829,113

Supplemental disclosure of cash flow information:
Interest paid	$-	$39,742
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Transfer of accrued compensation to notes payable	$306,083	$-

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

The Company, at various times throughout the year, had cash in financial institutions in excess of Federally insured limits. At June 30, 2023, the Company had $0 in excess. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its credit balances.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023 and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Six Months Ended June 30, 2023 and 2022

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

	June 30, 2023	December 31, 2022
Accounts receivable	$63,458	$10,149
Less allowance	-	-
Net accounts receivable	$63,458	$10,149

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

For the Six Months Ended June 30, 2023 and 2022

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $0 and $0 for the six months ended June 30, 2023 and year ended December 31, 2022, respectively.

Contract Balances

The Company receives payments for new Cultivation and Sales Agreements (the “Agreements”) upon signing and defers revenue recognition for these payments until certain milestones are met as per the terms of the Agreements. These payments represent contract liabilities and are recorded as such on the balance sheet. As of June 30, 2023 and December 31, 2022, the Company’s contract liabilities were as follows:

	June 30, 2023	December 31, 2022
MKC Development Group, LLC (i)	$-	$620,000
Natural Green, LLC (ii)	-	520,000
Green Grow Investments Corporation	50,000	50,000
RK Grow, LLC	170,000	170,000
Property and equipment, net	$220,000	$1,360,000

(i)	On May 24, 2023 the Company entered into a settlement agreement with MKC Development Group, LLC (“MKC”) that terminated all of their rights, obligations, and responsibilities under the Agreement. As part of the settlement the Company agreed to refund $310,000 to MKC within one year of the date of the settlement agreement therefore the contract liability of $620,000 was written off the books, the refund amount of $310,000 was recorded in accounts payable, and the Company recorded $310,000 as miscellaneous income.

(ii)	On June 26, 2023 the Company entered into a termination agreement with Natural Green, LLC which terminated the original Cultivation and Sales Agreement and released each other of any liabilities, claims, or obligations under the Agreement. As a result, the Company wrote off the $520,000 contract liability and recorded miscellaneous income.

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

For the Six Months Ended June 30, 2023 and 2022

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

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

For the six months ended June 30, 2023, the majority of the Company’s revenue was derived from its Management Agreement with MJ Distributing, Inc. with the remainder from rental revenue from its Tiny Homes community. Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for use by the lessee.

For the six months ended June 30, 2022, all of the Company’s revenue was derived from rental revenue from its Tiny Homes community.

	For the six months ended
	June 30,
	2023	2022
Revenues:
Rental income (i)	$41,263	$60,606
Management income (ii)	118,616	-
Total	$159,879	$60,606

(i)	The rental income is from the Company’s THC Park.

(ii)	On February 5, 2021, the Company entered into a Management Agreement of Cannabis Production and Cultivation (the “Agreement”) with MJ Distributing, Inc. (the “Owner”) (together, the “Parties”). Under the terms of the Agreement, the Parties desire that the Company manage and operate the daily business of the Owner located in Pahrump, Nye County, Nevada. In consideration of the services to be performed by the Company, the Company and the Owner shall split the Net Profits of the business on a 50:50 basis. The Agreement was approved by the Cannabis Compliance Board at its July 26, 2022 meeting.

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

For the Six Months Ended June 30, 2023 and 2022

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

Reclassifications

Certain amounts in the condensed consolidated financial statements for the prior year have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

As of June 30, 2023, there were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $21,485,350 as June 30, 2023. The Company had negative cash flows from operations of $1,047,905 for the six months ended June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash. Historically, the Company has financed its operations principally through equity and debt financing.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 4 — Acquisition of MJH Research, Inc. (continued)

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

Assets acquired	As of July 11, 2022

Cash	$504,685
Goodwill (i)	1,451,815
Total purchase price	$1,956,500

(i)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 11, 2022 through June 30, 2023 were as follows:

Balance as of July 11, 2022	$1,451,815
Additions and adjustments	(1,451,815)
Balance as of June 30, 2023	$-

Note 5 — Property and Equipment

Property and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Leasehold Improvements	$264,523	$264,523
Machinery and Equipment	853,218	386,879
Building and Land	1,650,000	1,650,000
Furniture and Fixtures	561,352	561,352
Construction in progress	-	396,480
Total property and equipment	3,329,093	3,259,233
Less: Accumulated depreciation	(879,292)	(764,280)
Property and equipment, net	$2,449,801	$2,494,953

Depreciation expense for the six months ended June 30, 2023 and 2022 was $115,012 and $130,180, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

On September 2, 2021, the Company received approval of the Termination Agreement from the CCB.

Note 7 — Deposits

Deposits as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022
MJ Distributing, Inc. (i)	$1,250,000	$1,010,000
Total	$1,250,000	$1,010,000

(i)	On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 8 — Notes Payable

Note Payable, Currently in Default

Notes payable, currently in default as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022

Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000	$96,393	$-
Total notes payable, currently in default	$96,393	$-

On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 was due and the payments were re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 was due and the payments were re-amortized (15-year amortization). Payments were to continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest was due and payable, however no such payment was made, thus the note went into default. As of June 30, 2023, $96,393 principal remains due.

Note Payable

Notes payable as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022

Note payable bearing interest at 5.0%, originated January 17, 2019, due on February 1, 2025, originally $750,000 (i)	$876,737	$878,589
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (ii)	-	107,000
Note payable bearing interest at 15%, originated May 10, 2023, due on May 10, 2024, originally $50,000 (iii)	50,000	-
Note payable bearing interest at 7%, originated June 30, 2023, due on June 30, 2024, originally $50,000 (iv)	50,000	-
Total notes payable	$976,737	$985,589
Less: current portion	(121,076)	(985,589)
Long-term notes payable	$855,661	$-

(i)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC (the “Holder”), a Wyoming limited liability company. The Noted Secured by Deed of Trust (the “Secured Note”) accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. On February 4, 2022, the Company entered into a Note Modification Agreement (the “Agreement”) with the Holder amending the terms of the Secured Note. The Parties agreed that the maturity date of the Secured Note being January 31, 2022, had passed and that the balance of the Secured Note was due (currently Seven-Hundred and Fifty-Thousand Dollars ($750,000), and the parties also agreed that the conditions in the Secured Note requiring the assessment of the additional Five-Hundred Thousand Dollars ($500,000) consulting fee was triggered bringing the total amount owed by the Company under the terms of the Secured Note to One-Million Two-Hundred Fifty-Thousand Dollars ($1,250,000). Under the terms of the Agreement, the Company made a payment in the amount of $357,343 bringing the new principal balance to $900,000. The interest rate is 7% per annum. Future payments shall be calculated on a 20-year amortization with a balloon payment in three years. The first monthly payment of $6,978 was made on March 25, 2022 with the final balloon payment due on February 1, 2025. As of March 31, 2023, $876,737 principal remains due.

(ii)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs that became due in full on March 31, 2022. As the note was not paid in full on that date the note went into default, see Note Payable, Currently in Default section above.

(iii)	On May 10, 2023, the Company executed a promissory note for $50,000 with Fevos A LLC for a duration of 12 months. The note accrues interest at 15% per annum calculated on a simple basis and payable in full at the end of the loan term.

(iv)	On June 30, 2023, the Company executed a promissory note for $50,000 with Fort Freedom, LLC for a duration of 12 months. The note accrues interest at 7% per annum, payable in monthly interest payments due the 1st day of each month for the duration of the note. The principal amount will be repaid in full at the end of the loan term.

	Amount
Fiscal year ending December 31:
	$
2023 (Excluding the six months Ended June 30, 2023)		109,496
2024		23,608
2025		843,633
2026		-
Thereafter		-
Total minimum loan payments		$976,737

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 9 — Note Payable, related party

Note payable, related party, as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023	December 31, 2022

Note payable bearing interest at 4.0% originated February 23, 2023, due on January 31, 2024, originally $350,000 (i)	$306,083	$-
Less: current portion	(306,083)	-
Long-term notes payable	$-	$-

(i)	On February 23, 2023, the Company issued a Secured Promissory Note (the “Note”) in the original amount of $350,000, to Paris Balaouras, the Company’s founder and ex-Chief Executive Officer, for accrued wages. Under the terms of the Note, the Note accrues interest at 4% per annum and shall terminate upon the earlier of January 31, 2024 or the sale of the Company’s Tiny Homes Farm located in Nye County, NV. On this same date, the Company entered into a Deed of Trust and Security Agreement and Fixture Filings with Assignment of Rents for the Company’s Tiny Homes Farm. The principal amount of the Note was reduced to $306,083 on March 1, 2023.

Note 10 — Commitments and Contingencies

Operating Leases

The Company leases a two production / warehouse facility under a non-cancelable operating lease that expires in June 2027 and September 2029, respectively.

As of June 30, 2023, the Company recorded operating lease liabilities of $769,684 and right of use assets for operating leases of $0. During the six months ended June 30, 2023, operating cash outflows relating to operating lease liabilities was $0. As of June 30, 2023, the Company’s operating leases had a weighted-average remaining term of 3 years.

Rent expense, incurred pursuant to operating leases for the six months ended June 30, 2023 and 2022, was $0 and $96,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 10 — Commitments and Contingencies (continued)

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

MJ Holdings, Inc. Complaint

On December 14, 2021, MJ Holdings, Inc. (the “Plaintiff”) filed a Complaint against NCMM, LLC, AP Management, LLC and Valerie Small (collectively, the “Defendants”) (together, the “Parties”). In the Complaint, the Plaintiff alleges that the Defendants have refused to return the cannabis that was being stored for Plaintiff under a Storage and Purchase Agreement entered into with AP Management. By failing to return the cannabis to Plaintiff, or Plaintiff’s designee, the Defendants have deprived Plaintiff of the ability to sell, transfer or market the product. In addition, the Defendants have sought to unlawfully extort the Plaintiff for illicit payments of thousands of dollars in money and/or cannabis in exchange for returning the cannabis. On March 31, 2023, the Parties entered into a Settlement Agreement (the “Settlement Agreement”) whereby NCMM, LLC and Valerie Smalls shall (i) contact the CCB within 7 days of execution of the Settlement Agreement for authorization to transfer the approximately 1800 pounds of fresh frozen to MJ Distributing, both the passing and failed fresh frozen; and (ii) NCMM shall pay the Company a total of $60,000 as a Settlement Amount. The Settlement Amount shall be paid as $5,000 per month. In the event the Settlement Amount monthly payment is not paid by the fifth of every month, NCMM shall pay a late payment penalty fee of $100 per day. As of June 30, 2023 the unpaid balance related to this settlement was $50,000.

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

Tierney Arbitration

On March 9, 2021, Terrence Tierney (“Claimant”), the Company’s former President and Secretary, who was terminated by the Company for Cause on August 7, 2020, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for unpaid base pay and unpaid deferred business compensation (which was not earned nor due), expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment of unpaid base pay against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation plus $8,307.60 for statutory penalties. As such, the Company posits that any compensation claims that Claimant may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. On May 4, 2022, the Arbitrator issued a ruling concluding that the Arbitrator did not have jurisdiction over Claimant’s statutory wage claim under NRS 608. On September 19, 2022, Claimant filed a complaint in state court seeking compensation under NRS 608.020. The Company asserts that the 2-year statute of limitations bars Claimant’s complaint, and further asserts that Claimant has been paid in full pursuant to the payments issued to Claimant on April 7, 2021. The arbitration proceeded to trial on January 9-12, 2023 and the Arbitrator issued her award on March 7, 2023, awarding Claimant $401,361 in damages, offset by $350,000 awarded to the Company for its counter-claims, with a net damage award to Claimant in the sum of $51,361. As of June 30, 2023 the full amount remains unpaid.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit)

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 78,591,667 shares of Common Stock are issued and outstanding as of June 30, 2023. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

Common Stock Issuances

For the six months ended June 30, 2023:

None

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit) (continued)

At June 30, 2023 and December 31, 2022, there are 78,591,667 and 78,591,667 shares of Common Stock issued and outstanding, respectively.

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

Preferred Stock Issuances

For the six months ended June 30, 2023

None

At June 30, 2023 and December 31, 2022, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

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

For the six months ended June 30, 2023, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding options and warrants as of June 30, 2023, to purchase 1,500,000 and 250,000 shares of common stock, respectively, were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

For the six months ended June 30, 2023, basic and diluted income per common share were based on 78,591,667 and 78,591,667 shares, respectively.

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

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2022	1,500,000	$0.75	0.68
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at June 30, 2023	1,500,000	$0.75	0.18
Exercisable at June 30, 2023	1,500,000	$0.75	0.18

Options outstanding as of June 30, 2023 and December 31, 2022 were 1,500,000 and 1,500,000, respectively.

Warrants

On January 11, 2021, the Company issued an accredited investor a Common Stock Purchase Warrant Agreement in conjunction with the July 2020 Securities Purchase Agreement granting the holder the right to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.10 for a term of 4-years.

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2022	250,000	$0.10	2.03
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at June 30, 2023	250,000	$0.10	1.53
Exercisable at June 30, 2023	250,000	$0.10	1.53

Warrants outstanding as of June 30, 2023 and December 31, 2022 were 250,000 and 250,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 14 — Related Party Transactions

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of June 30, 2023, the amount due the Company under the short-term loan is $274,197 and for the six months ended June 30, 2023 the Company made payments of $61,728 on the loan and the amount of technical services income (other income) was $60,000.

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

Note 15 — Subsequent Events

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On July 6, 2023, the Company agreed to issue a reversal of the cannabis license acquisition from Roll On LLC. As a result, 20,319,500 common shares of MJ Holdings, Inc., which were previously issued to Roll On LLC as partial compensation for the license purchase, were returned to the Company.

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

Current Initiatives include:

●	260 acres of farmland for the purpose of cultivating additional marijuana (the “260 Acres”) purchased in January of 2019. The Company intends to utilize the state-of-the-art Cravo® cultivation system for growing an additional five acres of marijuana on this property. The Cravo® system will allow multiple harvests per year and should result in higher annual yields per acre. The land has more than 180-acre feet of permitted water rights, which will provide more than sufficient water to markedly increase the Company’s marijuana cultivation capabilities. This facility, upon receipt of its business license in Nye County and its final inspection by the Cannabis Compliance Board (“CCB”), is expected to become operational in the summer of 2022. During the year ended December 31, 2021, the Company elected to relocate all of its equipment utilized on the Acres lease to its 260 Acres adjacent to the Acres lease. The Company will utilize the 260 Acres for its own harvest along with additional harvests under any Cultivation and Sales Agreements

●	Cultivation and Sales Agreements entered into for multiple grows on the Company’s 260-acre farm located in the Amargosa Valley of Nevada. During the 4th quarter of 2021 and 1st quarter of 2021, the Company entered into separate Cultivation and Sales Agreements, whereby the Company shall retain certain independent growers to provide oversight and management of the Company’s cultivation and sale of products at its 260-acre farm. The independent growers shall pay to the Company a royalty of net sales revenue with a minimum royalty after two years. As of the date of this filing, the Company is waiting on its business license in Nye County and its final inspection by the Cannabis Compliance Board before it can commence its operations under the Agreement.

●	a nearby commercial trailer and RV park (THC Park – Tiny Home Community) was purchased in April of 2019 to supply necessary housing for the Company’s farm employees. After the Company’s 2018 harvest, it came to realize that it would need to find a more efficient method of housing and to bring its cultivation team to its facilities. The Company purchased the 50-acre plus THC Park for $600,000 in cash and $50,000 of the Company’s restricted common stock. At present, the Company’s construction and completion of this community is approximately seventy-five percent complete. The impact of COVID-19 in obtaining inspections and permitting significantly delayed the completion of this community. The Company has elected to cease any renovations or additions at its Tiny Home Community but will continue to rent out those units that have been leased.

●	an agreement to acquire a cultivation license and production license, both currently located in Nye County Nevada. On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the CCB provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser. On April 12, 2022, the CCB issued an Adult-Use Production License to MJ Distributing P133, LLC and an Adult-Use Cultivation License to MJ Distributing C202, LLC. The Company is currently awaiting the transfer approval from the CCB.

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

Cultivation and Sales Agreements

MKC Development Group, LLC Agreement

On January 22, 2021 (the “effective Date”), MJ Holdings, Inc. (“MJNE”) entered into a Cultivation and Sales Agreement (the “Agreement”) with MKC Development Group, LLC (“MKC”). Under the terms of the Agreement, MJNE shall retain MKC to provide oversight and management of MJNE’s cultivation and sale of products at MJNE’s Amargosa Valley, NV farm. The Agreement shall commence on the Effective Date, continue for a period of ten (10) years and automatically renew for a period of five (5) years.

As deposits, security and royalty, MKC shall pay to MJNE:

(i)	a $600,000 non-refundable deposit upon execution of the Agreement;
(ii)	a security deposit of $10,000 to be applied against the last month’s obligations and a $10,000 payment to be applied against the first month’s rent;
(iii)	$10,000 on the first of each month for security and compliance;
(iv)	a royalty of 10% of gross revenue less applicable taxes (hereinafter “Net Sales Revenue”) on all sales of product by the Company; and
(v)	MKC shall, after the first two (2) years from execution of the Agreement, be responsible to pay to MJNE a minimum royalty of $83,000 per month.

As compensation, MJNE shall pay to MKC:

(i)	90% of Net Sales Revenue on all sales of product by MKC under this Agreement as the Management Fee.

The transaction closed on January 27, 2021. As of the date of this filing, MKC has made all required payments to MJNE. MKC’s business license was approved and issued by Nye County, Nevada in September 2022. The CCB has approved cultivation based on the approved management agreement between MKC and MJ Distributing, LLC. Seeds were planted in mid-September and harvest was anticipated by the end of the fourth quarter of 2022, however, on May 24, 2023 the parties entered into a settlement agreement that terminated all of their rights, obligations, and responsibilities under the Agreement. As part of the settlement MJNE agreed to refund $310,000 to MKC within one year of the date of the settlement agreement. If the refund payment is not paid within one year the refund amount is to be adjusted to $620,000.

Natural Green, LLC Agreement

On March 26, 2021 (the “effective Date”), MJ Holdings, Inc. (“MJNE”) entered into a Cultivation and Sales Agreement (the “Agreement”) with Natural Green, LLC (“Natural”). Under the terms of the Agreement, MJNE shall retain Natural to provide oversight and management of MJNE’s cultivation and sale of products at MJNE’s Amargosa Valley, NV farm. The Agreement shall commence on the Effective Date, continue for a period of ten (10) years and automatically renew for a period of five (5) years. Natural shall be responsible for compliance, standard of care, packaging, insurance, labor matters, policies and procedures, testing, record keeping, security and marketing.

As deposits, security and royalty, Natural shall pay to MJNE:

(i)	a $500,000 Product Royalty deposit to be applied to the first Product Royalty or Product Royalties;
(ii)	a deposit of $20,000 to be applied against the first and last month’s Security and Compliance fee;
(iii)	$10,000 on the first of each month for Security and Compliance;
(iv)	a royalty of 10% of gross revenue less applicable taxes (hereinafter “Net Sales Revenue”) on all sales of product by the Company; and
(v)	Natural shall, after the first two (2) years from execution of the Agreement, be responsible to pay to MJNE a minimum royalty of $50,000 per month.

As compensation, MJNE shall pay to Natural:

(i)	90% of Net Sales Revenue on all sales of product by the Company under this Agreement as the Management Fee.

On March 26, 2021, MJNE and Natural entered into an Amendment to the Agreement whereby MJNE waived Natural’s requirement to obtain liability insurance and required Natural to pay MJNE $40,000 for capital expenditures costs. The transaction closed on April 7, 2021. As of the date of this filing, Natural has made all required payments to MJNE. Natural’s business license was approved and issued by Nye County, Nevada in September 2022. The CCB has approved cultivation based on the approved management agreement between the Company and MJ Distributing, LLC. Seeds were planted in mid-September and harvest was anticipated by the end of the fourth quarter of 2022, however, effective June 26, 2023 the parties entered into a termination agreement which terminated the Agreement and released each other of any liabilities, claims, or obligations under the Agreement.

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

Consulting Agreements

On September 14, 2022, the Company’s wholly owned subsidiary, MJH Research, Inc., entered into a Consulting Agreement (the “Agreement”) with Viridis Biotechnology, LLC (the “Consultant”). Under the terms of the Agreement, the Consultant shall provide agricultural and commercial consulting through December 31, 2022. As compensation, the Consultant shall receive a Management fee of $200,000. The initial payment of $100,000 shall be made within ten days of execution of the Agreement with the balance due payable through the issuance of thirty-three thousand shares of the Company’s common stock or through a second payment of $100,000 no later than February 15, 2023. The Company made the initial $100,000 payment on September 15, 2022 and the second payment has not yet been remitted.

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

On July 27, 2021, the Subsidiary entered into a Stipulation and Order for Settlement of Disciplinary Action (the “Stipulation Order”) with the CCB. Under the terms of the Stipulation Order, the Subsidiary has agreed to present to the CCB, by no later than August 31, 2021, a plan pursuant to which the ownership of the Subsidiary will be returned to the original owners. The Parties to the Stipulation Order resolved the matter without the necessity of taking formal action. The Subsidiary agreed to pay a civil penalty of $10,000, which was paid on July 29, 2021.

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $10,000 per month. As of June 30, 2023, the amount due the Company under the short-term loan is $306,083 and the amount of technical services income (other income) recorded for the six months ended June 30, 2023 was $60,000.

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

Our Business

We commenced cultivation activities on our three-acre managed cultivation facility in August of 2018, harvesting more than 5,400 pounds of marijuana through December of 2018. In the fourth quarter of 2019, we completed our 2019 harvest of approximately 4,800 marijuana plants with expected yield of more than 3,300 pounds of marijuana flower and trim. As of the time of this filing, we have completed our 2020 harvest of approximately 7,600 marijuana plants with expected yield of more than 4,700 pounds of marijuana flower and trim. It is our intention to grow our business through the acquisition of existing companies and/or through the development of new opportunities that can provide a 360-degree spectrum of infrastructure (dispensaries), cultivation and production management, and consulting services in the regulated cannabis industry.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the six months ended June 30, 2023.

Please see our Annual Report on Form 10-K for the year ended December 31, 2022 filed on May 5, 2023, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

The Company’s revenue was $119,124 for the three months ended June 30, 2023, compared to $28,765 for the three months ended June 30, 2022. The increase in revenue for the three months ended June 30, 2023 versus the three months ended June 30, 2022 was largely attributable to the revenue recognized through its Management Agreement, as further discussed below.

Revenue, by class, is as follows:

	For the three months ended
	June 30,
	2023	2022
Revenues:
Rental income (i)	$21,545	$28,765
Management income (ii)	97,579	-
Total	$119,124	$28,765

(i)	The rental income is from the Company’s THC Park.

(ii)	On February 5, 2021, the Company entered into a Management Agreement of Cannabis Production and Cultivation (the “Agreement”) with MJ Distributing, Inc. (the “Owner”) (together, the “Parties”). Under the terms of the Agreement, the Parties desire that the Company manage and operate the daily business of the Owner located in Pahrump, Nye County, Nevada. In consideration of the services to be performed by the Company, the Company and the Owner shall split the Net Profits of the business on a 50:50 basis. The Agreement was approved by the Cannabis Compliance Board at its July 26, 2022 meeting.

Operating Expenses

For the three months ended June 30, 2023, our operating expenses were $536,672 compared to $117,427 for the three months ended June 30, 2022, resulting in an increase of $419,245. The increase was largely attributable to increases in general and administrative costs (salaries) and professional fees (consulting, legal, and accounting fees) from the prior year, as in the prior year the Company had limited its business development activities. In the current period the Company increased efforts to grow the business, remain compliant with laws and regulations, and address their legal issues, thus incurring more fees to do so.

Other Income (Expense)

For the three months ended June 30, 2023, our other income (expense) was $1,326,895 compared to ($28,458) for the three months ended June 30, 2022, resulting in an increase in other income of $1,355,353. The increase was largely attributable to miscellaneous income of $995,429 and gain on extinguishment of debt of $365,000 recognized for the three months ended June 30, 2023.

Net Income (Loss)

Net income (loss) attributable to common shareholders was $909,347 for the three months ended June 30, 2023, compared to a net loss of ($117,120) for the three months ended June 30, 2022. The increase in net income for the three months ended June 30, 2023 as compared to the same period in 2022 is largely attributable to the Company’s increase in revenue and other income during the three months ended June 30, 2023.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues

The Company’s revenue was $159,879 for the six months ended June 30, 2023, compared to $60,606 for the six months ended June 30, 2022. The increase in revenue for the six months ended June 30, 2023 versus the six months ended June 30, 2022 was largely attributable to the revenue recognized through its Management Agreement, as further discussed below.

Revenue, by class, is as follows:

	For the six months ended
	June 30,
	2023	2022
Revenues:
Rental income (i)	$41,263	$31,841
Management income (ii)	118,616	-
Total	$159,879	$31,841

(i)	The rental income is from the Company’s THC Park.

(ii)	On February 5, 2021, the Company entered into a Management Agreement of Cannabis Production and Cultivation (the “Agreement”) with MJ Distributing, Inc. (the “Owner”) (together, the “Parties”). Under the terms of the Agreement, the Parties desire that the Company manage and operate the daily business of the Owner located in Pahrump, Nye County, Nevada. In consideration of the services to be performed by the Company, the Company and the Owner shall split the Net Profits of the business on a 50:50 basis. The Agreement was approved by the Cannabis Compliance Board at its July 26, 2022 meeting.

Operating Expenses

For the six months ended June 30, 2023, our operating expenses were $1,141,416 compared to $1,429,646 for the six months ended June 30, 2022, resulting in a decrease of $288,230. The decrease was largely attributable to a decrease in general and administrative costs over time (due to the Company decreasing their salary expense and. limiting its business development activities), offset by an increase in professional fees (due to the Company hiring consultants and outside advisors to assist the Company with its compliance with laws and regulations and address their legal issues).

Other Income (Expense)

For the six months ended June 30, 2023, our other income (expense) was $1,349,057 compared to $31,438 for the six months ended June 30, 2022, resulting in an increase in other income of $1,317,619. The increase was largely attributable to miscellaneous income of $1,025,429 and gain on extinguishment of debt of $365,000 recognized for the six months ended June 30, 2023.

Net Income (Loss)

Net income (loss) attributable to common shareholders was $367,520 for the six months ended June 30, 2023, compared to a net loss of ($1,337,602) for the six months ended June 30, 2022. The increase in net income for the six months ended June 30, 2023 as compared to the same period in 2022 is largely attributable to the Company’s decrease in general and administrative expenses and increase in other income during the six months ended June 30, 2023.

Liquidity and Capital Resources

The following table summarizes the cash flows for the six months ended June 30, 2023 and 2022:

	2023	2022
Cash Flows:

Net cash (used in) operating activities	(1,117,765)	(1,539,903)
Net cash (used in) investing activities	(61,728)	(113,748)
Net cash provided by (used in) financing activities	87,541	(216,608)

Net increase (decrease) in cash	(1,091,952)	(1,870,259)
Cash at beginning of period	1,340,509	4,699,372

Cash at end of period	$248,557	$2,829,113

The Company had cash of $248,557 at June 30, 2023 compared with cash of $2,829,113 at June 30, 2022.

Operating Activities

Net cash (used in) operating activities for the six months ended June 30, 2023, was ($1,117,765) versus ($1,539,903) for the six months ended June 30, 2022. The decrease in cash used in operating activities in 2023 included a net income of $367,520, accounts payable and accrued expenses of $201,036, prepaid expenses of $62,500, a gain on depreciation of $45,152 offset by, gain on extinguishment of debt of ($365,000), accounts receivable ($53,309), deposits of ($240,000) and contract liabilities of ($1,140,000).

Investing Activities

Net cash (used in) investing activities during the six months ended June 30, 2023, was ($61,728) as compared to ($113,748) for the six months ended June 30, 2022. The net cash provided by investing activities for the six months ended June 30, 2023 was attributable to the loan receivable of ($61,728).

Financing Activities

Net cash (used in) financing activities during the six months ended June 30, 2023, was $87,541 as compared to ($216,608) for the six months ended June 30, 2022. The decrease in cash used in financing activities for the six months ended June 30, 2023 is largely attributable to the decrease of repayments of notes payable.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the six months ended June 30, 2023 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

MJ Holdings, Inc. Complaint

On December 14, 2021, MJ Holdings, Inc. (the “Plaintiff”)(the “Company”) filed a Complaint against NCMM, LLC, AP Management, LLC and Valerie Small (collectively, the “Defendants”) (together, the “Parties”). In the Complaint, the Plaintiff alleges that the Defendants have refused to return the cannabis that was being stored for Plaintiff under a Storage and Purchase Agreement entered into with AP Management. By failing to return the cannabis to Plaintiff, or Plaintiff’s designee, the Defendants have deprived Plaintiff of the ability to sell, transfer or market the product. In addition, the Defendants have sought to unlawfully extort the Plaintiff for illicit payments of thousands of dollars in money and/or cannabis in exchange for returning the cannabis. On March 31, 2023, the Parties entered into a Settlement Agreement (the “Settlement Agreement”) whereby NCMM, LLC and Valerie Smalls shall (i) contact the CCB within 7 days of execution of the Settlement Agreement for authorization to transfer the approximately 1800 pounds of fresh frozen to MJ Distributing, both the passing and failed fresh frozen; and (ii) NCMM shall pay the Company a total of $60,000 as a Settlement Amount. The Settlement Amount shall be paid as $5,000 per month. In the event the Settlement Amount monthly payment is not paid by the fifth of every month, NCMM shall pay a late payment penalty fee of $100 per day.

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

Tierney Arbitration

On March 9, 2021, Terrence Tierney (“Claimant”), the Company’s former President and Secretary, who was terminated by the Company for Cause on August 7, 2020, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for unpaid base pay and unpaid deferred business compensation (which was not earned nor due), expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment of unpaid base pay against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation plus $8,307.60 for statutory penalties. As such, the Company posits that any compensation claims that Claimant may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. On May 4, 2022, the Arbitrator issued a ruling concluding that the Arbitrator did not have jurisdiction over Claimant’s statutory wage claim under NRS 608. On September 19, 2022, Claimant filed a complaint in state court seeking compensation under NRS 608.020. The Company asserts that the 2-year statute of limitations bars Claimant’s complaint, and further asserts that Claimant has been paid in full pursuant to the payments issued to Claimant on April 7, 2021. The arbitration proceeded to trial on January 9-12, 2023 and the Arbitrator issued her award on March 7, 2023, awarding Claimant $401,361 in damages, offset by $350,000 awarded to the Company for its counter-claims, with a net damage award to Claimant in the sum of $51,361.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock for the six months ended June 30, 2023

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.2	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.3	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.4	Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.5	Note Modification Agreement (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.6	Common Stock Purchase Agreement between the Company, MJH Research, Inc. and Sunstate Futures, LLC dated July 8, 2022 (previously filed on Form 8-K as filed with the SEC on July 13, 2022)
10.7	Addendum to Licensing Agreement between MJ Holdings, Inc. and Highland Brother, LLC (previously filed on Form 10-Q as filed with the SEC on November 21, 2022)
10.8	Consulting Agreement between MJH Research, Inc. and Viridis Biotechnology, LLC dated September 14, 2022 (previously filed on Form 10-Q as filed with the SEC on November 21, 2022)
10.9	Settlement Agreement between the Company, NCMM, LLC and Valerie Small dated March 31, 2023 (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.10	Chief Financial Officer Independent Contractor Agreement (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.11	Consulting Agreement between the Company and Carbek, LLC (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.12	Secured Promissory Note between the Company and Paris Balaouras dated February 23, 2023 (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.13	Loan Agreement dated May 11, 2023 (previously filed with the Form 10-Q filed with the SEC on May 23, 2023)
10.14	Management Agreement between the Company and MJ Distributing, Inc. (previously filed with the Form 10-Q filed with the SEC on May 23, 2023)
10.15*	Settlement Agreement with MKC Development Group, LLC dated May 24, 2023.
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ Tom Valenzuela
Tom Valenzuela
Interim Chief Executive Officer
(Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)
Date: August 14, 2023

