Form 10-Q
period 2023-09-30
MJ Holdings, Inc.
filed 2023-11-14
CIK 1456857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 14, 2023 there were 58,272,167 shares of our Common Stock, par value $0.001 per share, outstanding.

MJ HOLDINGS, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the period ended September 30, 2023 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events including, without limitation, the terms, timing and closing of our proposed acquisitions or our future financial performance. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Quarterly Report on Form 10-Q is filed, and we do not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to confirm these statements to actual results, unless required by law.

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

iii

PART I

INDEX TO FINANCIAL STATEMENTS

Page Number

Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	2
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements	5

iv

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$392,971	$1,340,509
Accounts receivable, net	65,292	10,149
Loan receivable - related party	304,197	212,469
Prepaid expenses	5,303	62,500
Total current assets	767,763	1,625,627

Property and equipment, net	2,446,906	2,494,953
Deposits	1,250,000	1,010,000
Total non-current assets	3,696,906	3,504,953

Total assets	$4,464,669	$5,130,580

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,185,160	$1,312,394
Accrued interest payable, related party	7,464	-
Contract liabilities	220,000	1,360,000
Contingent liability	-	51,361
Income taxes payable	277,000	277,000
Note payable, currently in default	94,694	-
Current portion of long-term notes payable	112,258	985,589
Note payable, related party	306,083	-
Current portion of operating lease obligation	-	171,088
Total current liabilities	2,202,659	4,157,432

Non-current liabilities
Long-term notes payable	854,766	-
Operating lease obligation, net of current portion	-	598,596

Total non-current liabilities	854,766	598,596

Total liabilities	3,057,425	4,756,028

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued; Series A convertible Preferred stock $1,000 stated value, 2,500 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 95,000,000 shares authorized, 58,272,167 and 78,591,667 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	58,270	78,590
Additional paid-in capital	22,281,537	22,261,217
Common stock issuable	84	84
Accumulated deficit	(20,820,178)	(21,852,870)
Total stockholders’ equity (deficit) attributable to MJ Holdings, Inc.	1,519,713	487,021
Noncontrolling interests	(112,469)	(112,469)
Total shareholders’ equity	1,407,244	374,552
Total liabilities and stockholders’ equity	$4,464,669	$5,130,580

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Revenue, net	$23,336	$712,856	$183,215	$773,462

Operating expenses
Direct costs of revenue	-	-	3,200	-
General and administrative	181,338	2,780,284	822,564	4,074,444
Depreciation	57,505	42,930	172,517	173,110
Marketing and selling	-	2,471	5,320	7,777
Professional fees	202,437	-	579,095	-
Total operating expenses	441,280	2,825,685	1,582,696	4,255,331

Operating loss	(417,944)	(2,112,829)	(1,399,481)	(3,481,869)

Other income (expense)
Interest expense	(22,791)	(18,690)	(64,163)	(58,432)
Interest income	-	34,505	-	85,688
Miscellaneous expense	-		-	-
Miscellaneous income	336,223	94,447	1,361,652	70,000
Gain on sale of luxury box	-	-	-	44,444
Gain on debt extinguishment	769,684	-	1,134,684	-
Total other income (expense)	1,083,116	110,262	2,432,173	141,700

Net income (loss) before income taxes	665,172	(2,002,567)	1,032,692	(3,340,169)
Provision for income taxes	-	-	-	-
Net income (loss)	$665,172	$(2,002,567)	$1,032,692	$(3,340,169)

Loss (gain) attributable to non-controlling interest	-	-	-	-

Net income (loss) attributable to common stockholders	$665,172	$(2,002,567)	$1,032,692	$(3,340,169)

Net income (loss) attributable to common stockholders per share- Basic	$(0.01)	$(0.03)	$(0.01)	$(0.04)

Net income (loss) attributable to common stockholders per share - Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.04)

Weighted average number of shares outstanding:
Basic	59,818,216	78,102,500	72,265,083	73,701,945
Diluted	59,818,216	78,102,500	72,265,083	73,701,945

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	For the three months ended September 30, 2023 and 2022
	Common Stock Issuable		Common Stock		Additional paid-in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balances at June 30, 2023	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(21,485,350)	$742,072
Cancellation of shares	-	-	(20,319,500)	(20,320)	20,320	-	-	-
Net income for the three months ended September 30, 2023	-	-	-	-	-	-	665,172	665,172
Balances at September 30, 2023	82,554	$84	58,272,167	$58,270	$22,281,537	$(112,469)	$(20,820,178)	$1,407,244

Balances at June 30, 2022	82,554	$84	71,501,667	$71,500	$20,286,607	$(112,469)	$(17,810,231)	$2,435,491
Issuance of common stock for the acquisition of MJH research	-	-	7,000,000	7,000	1,949,500	-	-	1,956,500
Issuance of common stock for services			90,000	90	25,110	-	-	25,200
Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	(2,002,567)	(2,002,567)
Balances at September 30, 2022	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(19,812,798)	$2,414,624

	For the nine months ended September 30, 2023 and 2022
	Common Stock Issuable		Common Stock		Additional paid-in	Non Controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total

Balances at January 1, 2023	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(21,852,870)	$374,552
Cancellation of shares	-	-	(20,319,500)	(20,320)	20,320	-	-	-
Net income for the nine months ended September 30, 2023	-	-	-	-	-	-	1,032,692	1,032,692
Balances at September 30, 2023	82,554	$84	58,272,167	$58,270	$22,281,537	$(112,469)	$(20,820,178)	$1,407,244

Balances at January 1, 2022	82,554	$84	71,501,667	$71,500	$20,279,897	$(112,469)	$(16,472,629)	$3,766,383

Stock based compensation	-	-	90,000	90	31,820	-	-	31,910
Issuance of common stock for the acquisition of MJH research			7,000,000	7,000	1,949,500			1,956,500
Net loss for the nine months ended September 30, 2022	-	-	-	-	-	-	(3,340,169)	(3,340,169)

Balances at September 30, 2022	82,554	$84	78,591,667	$78,590	$22,261,217	$(112,469)	$(19,812,798)	$2,414,624

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$1,032,692	$(3,340,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172,517	173,110
Stock based compensation	-	7,373
Common stock issued for services	-	(283)
Gain on extinguishment of debt	(1,134,684)	-
Changes in operating assets and liabilities:
Accounts receivable	(55,143)	(85,239)
Prepaid expenses	57,197	(156,250)
Deposits	(240,000)	-
Accounts payable and accrued liabilities	492,487	324,664
Accrued interest – related parties	7,465	-
Contract liabilities	(1,140,000)	27,919
Net cash used in operating activities	(807,469)	(3,048,875)

Cash Flows from Investing Activities
Purchase of property and equipment	(124,470)	(137,442)
Loan receivable – related party	(91,728)	(142,304)
Acquisition of MJH Research, Inc.	-	529,505
Net cash provided by (used in) investing activities	(216,198)	249,759

Cash Flows from Financing activities
Proceeds from notes payable	100,000	121,282
Repayment of notes payable	(23,871)	-
Net cash provided by financing activities	76,129	121,282

Net change in cash	(947,538)	(2,677,834)
Cash, beginning of period	1,340,509	4,699,372

Cash, end of period	$392,971	$2,021,538

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Transfer of accrued compensation to notes payable	$306,083	$-
Shares cancelled	$20,320	$-
Reclassification of contingent liability to accounts payable	$51,361	$-

The accompanying notes are an integral part of these consolidated financial statements.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

MJH Research, Inc. Acquisition

On July 8, 2022, MJ Holdings, Inc. (the “Buyer”) entered into a Common Stock Purchase Agreement (the “Agreement”) with MJH Research, Inc. (the “Company”), a Florida corporation, and Sunstate Futures, LLC (the “Seller”), a Florida limited liability company. Under the terms of the Agreement, the Seller agreed to sell all issued and outstanding shares of common stock (100,000 shares) (the “Common Stock”) of the Company to the Buyer. In consideration of the purchase of the shares of Common Stock, the Buyer agreed to issue the Seller seven million (7,000,000) shares of its common stock. The transaction closed on July 11, 2022. Net assets and liabilities of MJH Research, Inc. were approximately $500,000 and consideration on the acquisition date equated to approximately $1,955,000, most of which would be applied to intellectual property related to research of MJH Research, Inc. Please see Note 4 — Acquisition of MJH Research, Inc. for further information.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by GAAP for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations, changes in stockholders’ equity, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period.

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

The Company, at various times throughout the year, had cash in financial institutions in excess of Federally insured limits. At September 30, 2023, the Company had $0 in excess. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its credit balances.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023 and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

For the Nine Months Ended September 30, 2023 and 2022

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

	September 30, 2023	December 31, 2022
Accounts receivable	$65,292	$10,149
Less allowance	-	-
Net accounts receivable	$65,292	$10,149

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

For the Nine Months Ended September 30, 2023 and 2022

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. The Company recorded an impairment of its long-lived assets in the amount of $0 and $0 for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively.

Contract Balances

The Company receives payments for new Cultivation and Sales Agreements (the “Agreements”) upon signing and defers revenue recognition for these payments until certain milestones are met as per the terms of the Agreements. These payments represent contract liabilities and are recorded as such on the balance sheet. As of September 30, 2023 and December 31, 2022, the Company’s contract liabilities were as follows:

	September 30, 2023	December 31, 2022
MKC Development Group, LLC (i)	$-	$620,000
Natural Green, LLC (ii)	-	520,000
Green Grow Investments Corporation	50,000	50,000
RK Grow, LLC	170,000	170,000
Property and equipment, net	$220,000	$1,360,000

(i)	On May 24, 2023 the Company entered into a settlement agreement with MKC Development Group, LLC (“MKC”) that terminated all of their rights, obligations, and responsibilities under the Agreement. As part of the settlement the Company agreed to refund $310,000 to MKC within one year of the date of the settlement agreement therefore the contract liability of $620,000 was written off the books, the refund amount of $310,000 was recorded in accounts payable, and the Company recorded $310,000 as miscellaneous income.

(ii)	On June 26, 2023 the Company entered into a termination agreement with Natural Green, LLC which terminated the original Cultivation and Sales Agreement and released each other of any liabilities, claims, or obligations under the Agreement. As a result, the Company wrote off the $520,000 contract liability and recorded miscellaneous income.

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

For the Nine Months Ended September 30, 2023 and 2022

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

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

Note 2 — Summary of Significant Accounting Policies (continued)

For the nine months ended September 30, 2023, the majority of the Company’s revenue was derived from its Management Agreement with MJ Distributing, Inc. with the remainder from rental revenue from its Tiny Homes community. Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for use by the lessee.

For the nine months ended September 30, 2023 and 2022, the Company’s revenue was derived from the following sources:

	For the nine months ended
	September 30,
	2023	2022
Revenues:
Rental income (i)	$64,599	$111,987
Management income (ii)	118,616	661,475
Total	$183,215	$773,462

(i)	The rental income is from the Company’s THC Park.

(ii)	On February 5, 2021, the Company entered into a Management Agreement of Cannabis Production and Cultivation (the “Agreement”) with MJ Distributing, Inc. (the “Owner”) (together, the “Parties”). Under the terms of the Agreement, the Parties desire that the Company manage and operate the daily business of the Owner located in Pahrump, Nye County, Nevada. In consideration of the services to be performed by the Company, the Company and the Owner shall split the Net Profits of the business on a 50:50 basis. The Agreement was approved by the Cannabis Compliance Board at its July 26, 2022 meeting.

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

For the Nine Months Ended September 30, 2023 and 2022

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

Recent Accounting Pronouncements

As of September 30, 2023, there were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements.

Note 3 — Going Concern

The Company has recurring net losses, which have resulted in an accumulated deficit of $20,820,178 as of September 30, 2023. The Company had negative cash flows from operations of $807,469 for the nine months ended September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s current capital resources include cash. Historically, the Company has financed its operations principally through equity and debt financing.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

For the Nine Months Ended September 30, 2023 and 2022

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

Assets acquired	As of July 11, 2022

Cash	$504,685
Goodwill (i)	1,451,815
Total purchase price	$1,956,500

(i)	Goodwill is recorded when the cost of acquired businesses exceeds the fair value of the identifiable net assets acquired.

The changes in the carrying amount of goodwill for the period from July 11, 2022 through September 30, 2023 were as follows:

Balance as of July 11, 2022	$1,451,815
Additions and adjustments	(1,451,815)
Balance as of September 30, 2023	$-

Note 5 — Property and Equipment

Property and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
Leasehold Improvements	$264,523	$264,523
Machinery and Equipment	853,218	386,878
Building and Land	1,704,610	1,650,000
Furniture and Fixtures	561,352	561,352
Construction in progress	-	396,480
Total property and equipment	3,383,703	3,259,233
Less: Accumulated depreciation	(936,797)	(764,280)
Property and equipment, net	$2,446,906	$2,494,953

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $172,517 and $173,110, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $10,000 per month. As of September 30, 2023, the amount due the Company under the short-term loan is $304,197 and the amount of technical services income (other income) recorded for the three months ended September 30, 2023 was $30,000.

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

On September 2, 2021, the Company received approval of the Termination Agreement from the CCB.

Note 7 — Deposits

Deposits as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022
MJ Distributing, Inc. (i)	$1,250,000	$1,010,000
Total	$1,250,000	$1,010,000

(i)	On February 5, 2021, the Company (the “Purchaser”) executed a Membership Interest Purchase Agreement (“MIPA3”) with MJ Distributing, Inc. (the “Seller”) to acquire all of the outstanding membership interests of MJ Distributing C202, LLC and MJ Distributing P133, LLC, each the holder of a State of Nevada provisional medical and recreational cultivation license and a provisional medical and recreational production license. In consideration of the sale, transfer, assignment and delivery of the Membership Interests to Purchaser, and the covenants made by Seller under the MIPA3, Purchaser agreed to pay a combination of cash, promissory notes, and stock in the amount of One-Million-Two-Hundred-Fifty Thousand Dollars ($1,250,000.00) in cash and/or promissory notes and 200,000 shares of the Company’s restricted common stock, all of which constitutes the consideration agreed to herein for (the “Purchase Price”), payable as follows: (i) a non-refundable down payment in the amount of $300,000 was made on January 15, 2021, (ii) the second payment in the amount of $200,000 was made on February 5, 2021, (iii) a deposit in the amount of $310,000 was paid on February 22, 2021 ($210,000 was a pre-payment against future compensation due under the MIPA3), (iv) $200,000 was deposited on June 24, 2021, (v) $200,000 shall be deposited on or before June 12, 2021, and (vi) $250,000 shall be deposited within five (5) business days after the Nevada Cannabis Compliance Board (“CCB”) provides notice on its agenda that the Licenses are set for hearing to approve the transfer of ownership from the Seller to the Purchaser.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

Note 8 — Notes Payable

Note Payable, Currently in Default

Notes payable, currently in default as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022

Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000	$94,694	$-
Total notes payable, currently in default	$94,694	$-

On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs. The note accrues interest at 6.5% per annum, payable in regular monthly installments of $2,178, due on or before the same day of each month beginning May 1, 2019 until March 31, 2020 at which time a principal reduction of $50,000 was due and the payments were re-amortized (15-year amortization). On or before March 31, 2021, a second principal reduction of $50,000 was due and the payments were re-amortized (15-year amortization). Payments were to continue to be paid until March 31, 2022, at which time the entire sum of principal and accrued interest was due and payable, however no such payment was made, thus the note went into default. As of September 30, 2023, $94,694 principal remains due.

Note Payable

Notes payable as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022

Note payable bearing interest at 5.0%, originated January 17, 2019, due on February 1, 2025, originally $750,000 (i)	$867,024	$878,589
Note payable bearing interest at 6.5% originated April 1, 2019, due on March 31, 2022, originally $250,000 (ii)	-	107,000
Note payable bearing interest at 15%, originated May 10, 2023, due on May 10, 2024, originally $50,000 (iii)	50,000	-
Note payable bearing interest at 7%, originated June 30, 2023, due on June 30, 2024, originally $50,000 (iv)	50,000	-
Total notes payable	$967,024	$985,589
Less: current portion	(112,258)	(985,589)
Long-term notes payable	$854,766	$-

(i)	On January 17, 2019, the Company executed a promissory note for $750,000 with FR Holdings LLC (the “Holder”), a Wyoming limited liability company. The Noted Secured by Deed of Trust (the “Secured Note”) accrues interest at 5.0% per annum, payable in regular monthly installments of $3,125, due on or before the same day of each month beginning February 1, 2019 until January 31, 2022 at which the entire principal and any then accrued interest thereon shall be due and payable. On February 4, 2022, the Company entered into a Note Modification Agreement (the “Agreement”) with the Holder amending the terms of the Secured Note. The Parties agreed that the maturity date of the Secured Note being January 31, 2022, had passed and that the balance of the Secured Note was due (currently Seven-Hundred and Fifty-Thousand Dollars ($750,000), and the parties also agreed that the conditions in the Secured Note requiring the assessment of the additional Five-Hundred Thousand Dollars ($500,000) consulting fee was triggered bringing the total amount owed by the Company under the terms of the Secured Note to One-Million Two-Hundred Fifty-Thousand Dollars ($1,250,000). Under the terms of the Agreement, the Company made a payment in the amount of $357,343 bringing the new principal balance to $900,000. The interest rate is 7% per annum. Future payments shall be calculated on a 20-year amortization with a balloon payment in three years. The first monthly payment of $6,978 was made on March 25, 2022 with the final balloon payment due on February 1, 2025. As of September 30, 2023, $867,024 principal remains due.

(ii)	On April 1, 2019, the Company executed a promissory note for $250,000 with John T. Jacobs and Teresa D. Jacobs that became due in full on March 31, 2022. As the note was not paid in full on that date the note went into default, see Note Payable, Currently in Default section above.

(iii)	On May 10, 2023, the Company executed a promissory note for $50,000 with Fevos A LLC for a duration of 12 months. The note accrues interest at 15% per annum calculated on a simple basis and payable in full at the end of the loan term.

(iv)	On June 30, 2023, the Company executed a promissory note for $50,000 with Fort Freedom, LLC for a duration of 12 months. The note accrues interest at 7% per annum, payable in monthly interest payments due the 1st day of each month for the duration of the note. The principal amount will be repaid in full at the end of the loan term.

Amount
Fiscal year ending December 31:
2023 (Remainder)	$-
2024	112,258
2025	854,766
2026	-
Thereafter	-
Total minimum loan payments	$967,024

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

Note 9 — Note Payable, related party

Note payable, related party, as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023	December 31, 2022

Note payable bearing interest at 4.0% originated February 23, 2023, due on January 31, 2024, originally $350,000 (i)	$306,083	$-
Less: current portion	(306,083)	-
Long-term notes payable	$-	$-

(i)	On February 23, 2023, the Company issued a Secured Promissory Note (the “Note”) in the original amount of $350,000, to Paris Balaouras, the Company’s founder and ex-Chief Executive Officer, for accrued wages. Under the terms of the Note, the Note accrues interest at 4% per annum and shall terminate upon the earlier of January 31, 2024 or the sale of the Company’s Tiny Homes Farm located in Nye County, NV. On this same date, the Company entered into a Deed of Trust and Security Agreement and Fixture Filings with Assignment of Rents for the Company’s Tiny Homes Farm. The principal amount of the Note was reduced to $306,083 on March 1, 2023.

Note 10 — Commitments and Contingencies

Operating Leases

During the nine months ended September 30, 2023 the Company obtained confirmation that their leases had been cancelled with no further obligation to the Company. As a result, the Company recorded a gain on extinguishment of debt of $1,134,684. As of September 30, 2023, the Company’s operating lease liabilities and right of use assets were $0. During the nine months ended September 30, 2023, operating cash outflows relating to operating lease liabilities was $0.

Rent expense, incurred pursuant to operating leases for the nine months ended September 30, 2023 and 2022, was $0 and $144,000, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

MJ Holdings, Inc. Complaint

On December 14, 2021, MJ Holdings, Inc. (the “Plaintiff”) filed a Complaint against NCMM, LLC, AP Management, LLC and Valerie Small (collectively, the “Defendants”) (together, the “Parties”). In the Complaint, the Plaintiff alleges that the Defendants have refused to return the cannabis that was being stored for Plaintiff under a Storage and Purchase Agreement entered into with AP Management. By failing to return the cannabis to Plaintiff, or Plaintiff’s designee, the Defendants have deprived Plaintiff of the ability to sell, transfer or market the product. In addition, the Defendants have sought to unlawfully extort the Plaintiff for illicit payments of thousands of dollars in money and/or cannabis in exchange for returning the cannabis. On March 31, 2023, the Parties entered into a Settlement Agreement (the “Settlement Agreement”) whereby NCMM, LLC and Valerie Smalls shall (i) contact the CCB within 7 days of execution of the Settlement Agreement for authorization to transfer the approximately 1800 pounds of fresh frozen to MJ Distributing, both the passing and failed fresh frozen; and (ii) NCMM shall pay the Company a total of $60,000 as a Settlement Amount. The Settlement Amount shall be paid as $5,000 per month. In the event the Settlement Amount monthly payment is not paid by the fifth of every month, NCMM shall pay a late payment penalty fee of $100 per day. As of September 30, 2023 the unpaid balance related to this settlement was $50,000.

Gappy and Shaba Complaint

On December 3, 2021, a Complaint was filed against MJ Holdings, Inc., HDGLV, LLC, Red Earth, LLC (collectively, the “Defendants”) by Ziad Gappy and David Shaba (collectively, the “Plaintiffs”). In the Complaint, the Plaintiffs allege the Defendants made misleading statements and/or omissions relating to the Company in the Plaintiffs’ negotiation to purchase shares of MJ Holdings, Inc. In addition, the Plaintiffs allege that the Defendants have not honored the 2018 Agreements negotiated between the Plaintiffs and Defendants, MJ Holdings, Inc. has failed to issue an additional $125,000 in stock due to the Plaintiffs as was agreed to in writing and the Defendants have failed to start the Western Project. The case is ongoing. Defendants have denied all allegations. Discovery closed in July of 2023 and a trial is set for February 4, 2024.

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

Discovery has concluded and the parties were unable to resolve the case through settlement negotiations. Paris Balaouras and MJ Holdings filed a motion for summary judgment against all Defendants. The Court granted the Motion as to Plaintiffs DGMD Real Estate Investments, LLC, Armpro, LLC and Zhang Springs LV, LLC. The Court denied the motion as to Prodigy Holdings LLC and Las Vegas Green Organics. The Case went to trial on May 15, 2023 and the parties reached a resolution through mediation after the trial started. The trial was vacated and the matter is still in the process of finalization through the court.

Tierney Arbitration

On March 9, 2021, Terrence Tierney (“Claimant”), the Company’s former President and Secretary, who was terminated by the Company for Cause on August 7, 2020, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for unpaid base pay and unpaid deferred business compensation (which was not earned nor due), expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment of unpaid base pay against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation plus $8,307.60 for statutory penalties. As such, the Company posits that any compensation claims that Claimant may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. On May 4, 2022, the Arbitrator issued a ruling concluding that the Arbitrator did not have jurisdiction over Claimant’s statutory wage claim under NRS 608. On September 19, 2022, Claimant filed a complaint in state court seeking compensation under NRS 608.020. The Company asserts that the 2-year statute of limitations bars Claimant’s complaint, and further asserts that Claimant has been paid in full pursuant to the payments issued to Claimant on April 7, 2021. The arbitration proceeded to trial on January 9-12, 2023 and the Arbitrator issued her award on March 7, 2023, awarding Claimant $401,361 in damages, offset by $350,000 awarded to the Company for its counter-claims, with a net damage award to Claimant in the sum of $51,361. On May 19, 2023, Tierney filed his Motion to Confirm Award in the Eighth Judicial District Court. Because the Company did not object to the Arbitrator’s Award, no opposition was filed. On June 5, 2023, Tierney filed his Motion to Partially Vacate Award alleging that the Arbitrator’s Award in favor of the Company was a prohibited award of “lost profits.” The Company filed its Opposition on July 31, 2023 and Tierney filed his Reply on August 9, 2023. A hearing took place on August 17, 2023 and the Court issued its ruling in favor of Tierney on September 8, 2023. The Company filed its Motion for Reconsideration on September 14, 2023 which was denied by the Court on October 12, 2023. The Company filed its Notice of Appeal to the Nevada Supreme Court on these two orders on October 9, 2023 and October 23, 2023, respectively. On October 3, 2023, Tierney filed his Verified Memorandum of Costs in the sum of $21,005, which was opposed by the Company on October 6, 2023. On October 3, 2023, Tierney filed his Motion for Attorney’s Fees and Costs seeking an award of fees in the sum of $227,878 and costs in the sum of $21,005, which was opposed by the Company on October 17, 2023 and which has been set for hearing on November 17, 2023. On October 16, 2023, Tierney filed his Writ of Execution and served garnishments related to the same. As of October 24, 2023 no amounts have been paid to Tierney.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit)

General

The Company is currently authorized to issue up to 95,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

Of the 95,000,000 shares of Common Stock authorized by the Company’s Articles of Incorporation, 58,272,167 shares of Common Stock are issued and outstanding as of September 30, 2023. Each holder of Common Stock is entitled to one vote per share on all matters to be voted upon by the stockholders and are not entitled to cumulative voting for the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors out of funds legally available therefor subject to the rights of preferred stockholders. The Company has not paid any dividends and does not intend to pay any cash dividends to the holders of Common Stock in the foreseeable future. The Company anticipates reinvesting its earnings, if any, for use in the development of its business. In the event of liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled, unless otherwise provided by law or the Company’s Articles of Incorporation, including any certificate of designations for a series of preferred stock, to share ratably in all assets remaining after payment of liabilities and the preferences of preferred stockholders. Holders of the Company’s Common Stock do not have preemptive, conversion, or other subscription rights. There are no redemptions or sinking fund provisions applicable to the Company’s Common Stock.

During the nine months ended September 30, 2023 there were no new issuance of common stock. On July 6, 2023, the Company agreed to issue a reversal of the cannabis license acquisition from Roll On LLC. As a result, 20,319,500 common shares of MJ Holdings, Inc., which were previously issued to Roll On LLC as partial compensation for the license purchase, were returned to the Company resulting in an increase in common stock of $20,320 and an offsetting decrease to additional paid in capital for the same amount.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

Note 11 — Stockholders’ Equity (Deficit) (continued)

At September 30, 2023 and December 31, 2022, there are 58,272,167 and 78,591,667 shares of Common Stock issued and outstanding, respectively.

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

During the nine months ended September 30, 2023 there were no Preferred Stock Issuances.

At September 30, 2023 and December 31, 2022, there were 0 and 0 shares of Series A Preferred Stock issued and outstanding, respectively.

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

For the nine months ended September 30, 2023, basic and diluted loss per common share were the same since there were no potentially dilutive shares outstanding during the respective periods. The outstanding options and warrants as of September 30, 2023, to purchase 1,500,000 and 250,000 shares of common stock, respectively, were not included in the calculations of diluted loss per share because the impact would have been anti-dilutive.

For the nine months ended September 30, 2023, basic and diluted income per common share were based on 72,265,083 shares.

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

A summary of the options issued, exercised and expired are below:

Options:	Shares	Weighted Average Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2022	1,500,000	$0.75	0.68
Issued	-	-
Exercised	-	-
Expired	(1,500,000)	$0.75
Balance at September 30, 2023	-
Exercisable at September 30, 2023	-

Warrants

On January 11, 2021, the Company issued an accredited investor a Common Stock Purchase Warrant Agreement in conjunction with the July 2020 Securities Purchase Agreement granting the holder the right to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $0.10 for a term of 4 years.

A summary of the warrants issued, exercised and expired are below:

Warrants:	Shares	Weighted Avg. Exercise Price	Remaining Contractual Life in Years
Balance at December 31, 2022	250,000	$0.10	2.03
Issued	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance at September 30, 2023	250,000	$0.10	1.28
Exercisable at September 30, 2023	250,000	$0.10	1.28

MJ HOLDINGS, INC. and SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September30, 2023 and 2022

(Unaudited)

Note 14 — Related Party Transactions

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $7,500 per month. As of September 30, 2023, the amount due the Company under the short-term loan is $304,197 and for the nine months ended September 30, 2023 the Company made payments of $91,728 on the loan and the amount of technical services income (other income) was $90,000.

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

Note 15 — Other Events

During the nine months ended September 30, 2023 the Company entered into a Loan Purchase and Sale Agreement to sell a convertible promissory note that had been recorded as a $500,000 loan receivable with a full allowance. As consideration for the sale of the loan receivable the Company received $300,000 which was recorded as miscellaneous income on the Company’s statement of operations.

Note 16 — Subsequent Events

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

Effective October 18, 2023 MJ Holdings completed its acquisition of cannabis licenses held by MJ Distributing LLC, an unaffiliated entity. On February 5, 2021 MJ Holdings entered into a purchase agreement to acquire 100 percent of two wholly owned subsidiaries of MJ Distributing LLC, MJ Distributing P133, LLC and MJ Distributing C202, LLC, each of which own specific cannabis licenses in good standing and issued within the state of Nevada. The Cannabis Compliance Board (“CCB”) formally approved the transaction and the transfer of these licenses during its August meeting with conditions. These conditions were addressed and the Company entered into a Conditional Transfer of Interest Agreement with the CCB which confirmed the transfer of ownership effective October 18, 2023.

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

On August 1, 2021, the Company entered into a Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (the “Agreement”) with Red Earth, LLC (hereinafter, “Red Earth”), an entity controlled by its Chief Cultivation Officer, Paris Balaouras. Under the terms of the Agreement, the Company will provide a short-term loan (the “Loan”) to Red Earth for expenses related to the activation and operation of Red Earth’s cultivation license. The Loan shall bear interest at 12% per annum and increase to 18% upon default. In addition, the Company shall provide Red Earth pre-opening technical services at a cost of $5,000 to $10,000 per month. As of September 30, 2023, the amount due the Company under the short-term loan is $306,083 and the amount of technical services income (other income) recorded for the nine months ended September 30, 2023 was $90,000.

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

Critical Accounting Policies, Judgments and Estimates

There were no material changes to the Company’s critical accounting policies and estimates during the nine months ended September 30, 2023.

Please see our Annual Report on Form 10-K for the year ended December 31, 2022 filed on May 5, 2023, for a discussion of our critical accounting policies and estimates and their effect, if any, on the Company’s financial results.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues

The Company’s revenue was $23,336 for the three months ended September 30, 2023, compared to $712,856 for the three months ended September 30, 2022. The decrease in revenue for the three months ended September 30, 2023 versus the three months ended September 30, 2022 was largely attributable to the revenue recognized through its Management Agreement, as further discussed below.

Revenue, by class, is as follows:

	For the three months ended
	September 30,
	2023	2022
Revenues:
Rental income (i)	$23,336	$51,381
Management income (ii)	-	661,475
Total	$23,336	$712,856

(i)	The rental income is from the Company’s THC Park.

(ii)	On February 5, 2021, the Company entered into a Management Agreement of Cannabis Production and Cultivation (the “Agreement”) with MJ Distributing, Inc. (the “Owner”) (together, the “Parties”). Under the terms of the Agreement, the Parties desire that the Company manage and operate the daily business of the Owner located in Pahrump, Nye County, Nevada. In consideration of the services to be performed by the Company, the Company and the Owner shall split the Net Profits of the business on a 50:50 basis. The Agreement was approved by the Cannabis Compliance Board at its July 26, 2022 meeting.

Operating Expenses

For the three months ended September 30, 2023, our operating expenses were $441,280 compared to $2,825,685 for the three months ended September 30, 2022, resulting in a decrease of $2,384,405. The decrease was largely attributable to decreases in general and administrative costs (due to the Company decreasing their salary expense and professional fees and limiting its business development activities) from the prior year.

Other Income (Expense)

For the three months ended September 30, 2023, our other income (expense) was $1,083,116 compared to 110,262 for the three months ended September 30, 2022, resulting in an increase in other income of $972,854. The increase was largely attributable to miscellaneous income of $336,223 and gain on extinguishment of debt of $769,684 recognized for the three months ended September 30, 2023.

Net Income (Loss)

Net income (loss) attributable to common shareholders was $665,172 for the three months ended September 30, 2023, compared to a net loss of ($2,002,567) for the three months ended September 30, 2022. The increase in net income for the three months ended September 30, 2023 as compared to the same period in 2022 is largely attributable to the Company’s decrease in general and administrative expense and increase in other income during the three months ended September 30, 2023.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues

The Company’s revenue was $183,215 for the nine months ended September 30, 2023, compared to $773,462 for the nine months ended September 30, 2022. The decrease in revenue for the nine months ended September 30, 2023 versus the nine months ended September 30, 2022 was largely attributable to the revenue recognized through its Management Agreement, as further discussed below.

Revenue, by class, is as follows:

	For the nine months ended
	September 30,
	2023	2022
Revenues:
Rental income (i)	$64,599	$111,987
Management income (ii)	118,616	661,475
Total	$183,215	$773,462

(i)	The rental income is from the Company’s THC Park.

(ii)	On February 5, 2021, the Company entered into a Management Agreement of Cannabis Production and Cultivation (the “Agreement”) with MJ Distributing, Inc. (the “Owner”) (together, the “Parties”). Under the terms of the Agreement, the Parties desire that the Company manage and operate the daily business of the Owner located in Pahrump, Nye County, Nevada. In consideration of the services to be performed by the Company, the Company and the Owner shall split the Net Profits of the business on a 50:50 basis. The Agreement was approved by the Cannabis Compliance Board at its July 26, 2022 meeting.

Operating Expenses

For the nine months ended September 30, 2023, our operating expenses were $1,582,696 compared to $4,255,331 for the nine months ended September 30, 2022, resulting in a decrease of $2,672,635. The decrease was largely attributable to a decrease in general and administrative costs over time (due to the Company decreasing their salary expense and limiting its business development activities), offset by an increase in professional fees (due to the Company hiring consultants and outside advisors to assist the Company with its compliance with laws and regulations and address their legal issues).

Other Income (Expense)

For the nine months ended September 30, 2023, our other income (expense) was $2,432,173 compared to $141,700 for the nine months ended September 30, 2022, resulting in an increase in other income of $2,290,473. The increase was largely attributable to miscellaneous income of $1,361,652 and gain on extinguishment of debt of $1,134,684 recognized for the nine months ended September 30, 2023.

Net Income (Loss)

Net income (loss) attributable to common shareholders was $1,032,692 for the nine months ended September 30, 2023, compared to a net loss of ($3,340,169) for the nine months ended September 30, 2022. The increase in net income for the nine months ended September 30, 2023 as compared to the same period in 2022 is largely attributable to the Company’s decrease in general and administrative expenses and increase in other income during the nine months ended September 30, 2023.

Liquidity and Capital Resources

The following table summarizes the cash flows for the nine months ended September 30, 2023 and 2022:

	2023	2022
Cash Flows:

Net cash (used in) operating activities	(807,469)	(3,048,875)
Net cash provided by (used in) investing activities	(216,198)	249,759
Net cash provided by (used in) financing activities	76,129	121,282

Net increase (decrease) in cash	(947,538)	(2,677,834)
Cash at beginning of period	1,340,509	4,699,372

Cash at end of period	$392,971	$2,021,538

The Company had cash of $392,971 at September 30, 2023 compared with cash of $2,021,538 at September 30, 2022.

Operating Activities

Net cash (used in) operating activities for the nine months ended September 30, 2023, was ($807,469) versus ($3,048,875) for the nine months ended September 30, 2022. The decrease in cash used in operating activities in 2023 included a net income of $1,032,692, accounts payable and accrued expenses of $429,487, prepaid expenses of $57,197, a gain on depreciation of $172,517 offset by, gain on extinguishment of debt of ($1,134,684), accounts receivable ($55,143), deposits of ($240,000) and contract liabilities of ($1,140,000).

Investing Activities

Net cash (used in) investing activities during the nine months ended September 30, 2023, was ($216,198) as compared to $249,759 for the nine months ended September 30, 2022. The net cash provided by investing activities for the nine months ended September 30, 2023 was attributable to purchases of property and equipment of ($124,470) and the loan receivable of ($91,728).

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023, was $76,129 as compared to $121,282 for the nine months ended September 30, 2022. The decrease in cash provided by financing activities for the nine months ended September 30, 2023 is due to the decrease of proceeds from notes payable and an increase in repayments of notes payable.

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

Inflation and Changing Prices

Neither inflation nor changing prices for the nine months ended September 30, 2023 had a material impact on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our Board is currently seeking to improve our controls and procedures to remediate the deficiency described above.

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

MJ Holdings, Inc. Complaint

On December 14, 2021, MJ Holdings, Inc. (the “Plaintiff”) (the “Company”) filed a Complaint against NCMM, LLC, AP Management, LLC and Valerie Small (collectively, the “Defendants”) (together, the “Parties”). In the Complaint, the Plaintiff alleges that the Defendants have refused to return the cannabis that was being stored for Plaintiff under a Storage and Purchase Agreement entered into with AP Management. By failing to return the cannabis to Plaintiff, or Plaintiff’s designee, the Defendants have deprived Plaintiff of the ability to sell, transfer or market the product. In addition, the Defendants have sought to unlawfully extort the Plaintiff for illicit payments of thousands of dollars in money and/or cannabis in exchange for returning the cannabis. On March 31, 2023, the Parties entered into a Settlement Agreement (the “Settlement Agreement”) whereby NCMM, LLC and Valerie Smalls shall (i) contact the CCB within 7 days of execution of the Settlement Agreement for authorization to transfer the approximately 1800 pounds of fresh frozen to MJ Distributing, both the passing and failed fresh frozen; and (ii) NCMM shall pay the Company a total of $60,000 as a Settlement Amount. The Settlement Amount shall be paid as $5,000 per month. In the event the Settlement Amount monthly payment is not paid by the fifth of every month, NCMM shall pay a late payment penalty fee of $100 per day.

Gappy and Shaba Compliant

On December 3, 2021, a Complaint was filed against MJ Holdings, Inc., HDGLV, LLC, Red Earth, LLC (collectively, the “Defendants”) by Ziad Gappy and David Shaba (collectively, the “Plaintiffs”). In the Complaint, the Plaintiffs allege the Defendants made misleading statements and/or omissions relating to the Company in the Plaintiffs’ negotiation to purchase shares of MJ Holdings, Inc. In addition, the Plaintiffs allege that the Defendants have not honored the 2018 Agreements negotiated between the Plaintiffs and Defendants, MJ Holdings, Inc. has failed to issue an additional $125,000 in stock due to the Plaintiffs as was agreed to in writing and the Defendants have failed to start the Western Project. The case is ongoing. Defendants have denied all allegations. Discovery closed in July of 2023 and a trial is set for February 4, 2024.

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

Discovery has concluded and the parties were unable to resolve the case through settlement negotiations. Paris Balaouras and MJ Holdings filed a motion for summary judgment against all Defendants. The Court granted the Motion as to Plaintiffs DGMD Real Estate Investments, LLC, Armpro, LLC and Zhang Springs LV, LLC. The Court denied the motion as to Prodigy Holdings LLC and Las Vegas Green Organics. The Case went to trial on May 15, 2023 and the parties reached a resolution through mediation after the trial started. The trial was vacated and the matter is still in the process of finalization through the court.

Tierney Arbitration

On March 9, 2021, Terrence Tierney (“Claimant”), the Company’s former President and Secretary, who was terminated by the Company for Cause on August 7, 2020, filed for arbitration with the American Arbitration Association for: (i) breach of contract, (i) breach of the implied covenant of good faith and fair dealing, and (iii) NRS 608 wage claim. Mr. Tierney demanded payment in the amount of $501,085 for unpaid base pay and unpaid deferred business compensation (which was not earned nor due), expenses paid on behalf of the Company, accrued vacation and severance pay. On April 7, 2021, the Company made payment of unpaid base pay against the wage claim in the amount of $62,392, inclusive of $59,583 for wages and $2,854 for accrued vacation plus $8,307.60 for statutory penalties. As such, the Company posits that any compensation claims that Claimant may have had have been paid in full and that the Company otherwise has no liability. The Company filed a counterclaim in the action declaring that Tierney breached the contract of employment, committed fraud, malfeasance and other nefarious acts causing substantial damage to the Company with estimated monetary damages well in excess of any monetary claim made by Tierney. On May 4, 2022, the Arbitrator issued a ruling concluding that the Arbitrator did not have jurisdiction over Claimant’s statutory wage claim under NRS 608. On September 19, 2022, Claimant filed a complaint in state court seeking compensation under NRS 608.020. The Company asserts that the 2-year statute of limitations bars Claimant’s complaint, and further asserts that Claimant has been paid in full pursuant to the payments issued to Claimant on April 7, 2021. The arbitration proceeded to trial on January 9-12, 2023 and the Arbitrator issued her award on March 7, 2023, awarding Claimant $401,361 in damages, offset by $350,000 awarded to the Company for its counter-claims, with a net damage award to Claimant in the sum of $51,361. On May 19, 2023, Tierney filed his Motion to Confirm Award in the Eighth Judicial District Court. Because the Company did not object to the Arbitrator’s Award, no opposition was filed. On June 5, 2023, Tierney filed his Motion to Partially Vacate Award alleging that the Arbitrator’s Award in favor of the Company was a prohibited award of “lost profits.” The Company filed its Opposition on July 31, 2023 and Tierney filed his Reply on August 9, 2023. A hearing took place on August 17, 2023 and the Court issued its ruling in favor of Tierney on September 8, 2023. The Company filed its Motion for Reconsideration on September 14, 2023 which was denied by the Court on October 12, 2023. The Company filed its Notice of Appeal to the Nevada Supreme Court on these two orders on October 9, 2023 and October 23, 2023, respectively. On October 3, 2023, Tierney filed his Verified Memorandum of Costs in the sum of $21,005.28, which was opposed by the Company on October 6, 2023. On October 3, 2023, Tierney filed his Motion for Attorneys Fees and Costs seeking an award of fees in the sum of $227,878 and costs in the sum of $21,005, which was opposed by the Company on October 17, 2023 and which has been set for hearing on November 17, 2023. On October 16, 2023, Tierney filed his Writ of Execution and served garnishments related to the same. As of October 24, 2023 no amounts have been paid to Tierney.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the foregoing, the Company relied upon the exemptions from registration provided by Rule 701 and Section 4(a)(2) under the Securities Exchange Act of 1933, as amended:

Issuance of common stock for the nine months ended September 30, 2023

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The documents set forth below are filed, incorporated by reference or furnished herewith as indicated.

Index to Exhibits

Exhibit No,	Description of Exhibit
10.1	Purchase and Sale Agreement (“PSA”), PSA Amendment #1, PSA Amendment #2 and Promissory Note between MJ Holdings, Inc. and John T. Jacobs and Teresa Jacobs (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.2	Membership Interest Purchase Agreement between MJ Distributing, Inc. and MJ Holdings, Inc. dated April 2, 2019 (previously filed on Form 10-Q as filed with the SEC on December 13, 2019)
10.3	Membership Interest Purchase Agreement of MJ Distributing C202, LLC and MJ Distributing P133, LLC (previously filed on Form 8-K as filed with the SEC on February 23, 2021)
10.4	Memorandum of Understanding and Agreement for Technical Services and Short-Term Funding (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.5	Note Modification Agreement (previously filed on Form 10-K as filed with the SEC on June 16, 2022)
10.6	Common Stock Purchase Agreement between the Company, MJH Research, Inc. and Sunstate Futures, LLC dated July 8, 2022 (previously filed on Form 8-K as filed with the SEC on July 13, 2022)
10.7	Addendum to Licensing Agreement between MJ Holdings, Inc. and Highland Brother, LLC (previously filed on Form 10-Q as filed with the SEC on November 21, 2022)
10.8	Consulting Agreement between MJH Research, Inc. and Viridis Biotechnology, LLC dated September 14, 2022 (previously filed on Form 10-Q as filed with the SEC on November 21, 2022)
10.9	Settlement Agreement between the Company, NCMM, LLC and Valerie Small dated March 31, 2023 (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.10	Chief Financial Officer Independent Contractor Agreement (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.11	Consulting Agreement between the Company and Carbek, LLC (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.12	Secured Promissory Note between the Company and Paris Balaouras dated February 23, 2023 (previously filed on Form 10-K as filed with the SEC on May 5, 2023)
10.13	Loan Agreement dated May 11, 2023 (previously filed with the Form 10-Q filed with the SEC on May 23, 2023)
10.14	Management Agreement between the Company and MJ Distributing, Inc. (previously filed with the Form 10-Q filed with the SEC on May 23, 2023)
10.15	Settlement Agreement with MKC Development Group, LLC dated May 24, 2023 (previously filed with the Form 10-Q filed with the SEC on August 14, 2023)
21.1	Subsidiaries of the Registrant (previously filed on Form 10-K as filed with the SEC on December 10, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

MJ HOLDINGS, INC.

By:	/s/ John P. Gorst
John P. Gorst
Interim Chief Executive Officer
(Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer)
Date: November 14, 2023

